Form 10-K
period 1993-12-31
ALEXANDER & ALEXANDER SERVICES INC
filed 1994-03-31
CIK 3449

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993   COMMISSION FILE NUMBER 1-8282

                      ALEXANDER & ALEXANDER SERVICES INC.
             (Exact name of registrant as specified in its charter)


                  MARYLAND                              52-0969822
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                          1211 AVENUE OF THE AMERICAS
                    NEW YORK, NEW YORK 10036 (212) 840-8500
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
               Common Stock, $1 par value                              New York Stock Exchange, Inc.
            Preferred Share Purchase Rights
               Common Stock, $1 par value                  International Stock Exchange of the United Kingdom and
                                                                         Republic of Ireland, Ltd.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
        Class A Common Stock, $.00001 par value                                     None
           Class C Common Stock, $1 par value              International Stock Exchange of the United Kingdom and
        11% Convertible Subordinated Debentures                          Republic of Ireland, Ltd.
                        due 2007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1994 was $761,094,623.

     The number of shares of Common Stock, $1 par value, outstanding as of March 17, 1994 was 40,765,833.

     The number of shares of Class A Common Stock, $.00001 par value, outstanding as of March 17, 1994 was 2,409,600.

     The number of shares of Class C Common Stock, $1 par value, outstanding as of March 17, 1994 was 385,691.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1993 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

     Portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Alexander & Alexander Services Inc., a holding company incorporated under the laws of Maryland in 1973, together with its subsidiaries (collectively, the "Company"), is a global insurance brokerage, risk management, and human resource management consulting company. It is one of the leading insurance brokerage and risk management companies worldwide. Through predecessor entities the Company has been in business since 1899.

     The Company has extensive international operations representing 46 percent, 47 percent and 45 percent of the Company's consolidated operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively. It operates from offices located in more than 80 countries and territories through wholly owned subsidiaries, affiliates and other servicing capabilities. The Company believes that it is the second largest insurance broker in the world, based upon 1992 revenues, and that it is one of very few companies capable of providing insurance brokerage, risk management and human resource management consulting services on a global basis to clients with multinational operations.

     The Company's clients are primarily commercial enterprises, including a broad range of industrial, transportation, service, financial and other businesses. Clients also include government and governmental agencies, not-for-profit organizations and individuals.

     The Company's core businesses include risk management and insurance services, specialist insurance broking, reinsurance broking and human resource management consulting.

INDUSTRY SEGMENTS

Insurance Services


     The Company's principal industry segment is insurance services. For the years ended December 31, 1993, 1992 and 1991, total revenues contributed by the Company's insurance services segment accounted for 84 percent, 82 percent and 84 percent, respectively, of its consolidated operating revenues. The Company's operations in this segment include risk management and insurance services, specialist insurance broking and reinsurance broking. The Company's extensive services permit it to handle diverse lines of coverage.


     Risk Management and Insurance Services. For the years ended December 31, 1993, 1992 and 1991, the Company's risk management and insurance services operations accounted for approximately 65 percent, 64 percent and 67 percent, respectively, of the Company's consolidated operating revenues. The Company develops risk management programs and places coverage on behalf of its clients directly with insurance companies, or indirectly through specialist insurance brokers. Since January 1991, the Company's worldwide risk management and insurance services have operated under a single coordinated management structure. In 1993, the Company reorganized its retail operations based on a global business segmentation strategy initiated in 1992. In implementing this strategy, the Company formed risk management and insurance services divisions to align its resources more closely with the servicing requirements of its customers. In 1993, the Company introduced the common trading name of "Alexander & Alexander" throughout its global insurance services network in the United States, the United Kingdom, Canada and Japan and in most of its markets in continental Europe, Asia-Pacific and the Middle East. The Company's risk analysis and management capabilities include a broad range of services such as risk surveys and analyses, loss control and cost studies, formulation of safety procedures and insurance programs. Through Anistics, the Company offers financial and actuarial, risk information and strategic risk management consulting to clients worldwide. Alexander Insurance Managers Limited manages captive insurance companies and Alexander Trade Services arranges political risk/export credit risk insurance programs and trade finance packages worldwide. In the United States, Alexsis offers risk management services, including risk analysis, claims administration and claims information reporting. Through Alexander Underwriting Services, the Company offers administration of runoff of insurance and reinsurance companies and intermediaries.

     Specialist Insurance Broking. For the years ended December 31, 1993, 1992 and 1991, the Company's wholesale operations accounted for approximately 8 percent, 7 percent and 6 percent, respectively, of the Company's consolidated operating revenues. As a specialist insurance broker, the Company acts as an intermediary between the retail broker and insurance companies and Lloyd's of London syndicates. London-based Alexander Howden Limited places large and complex risks that require access to the London and world markets. U.S.-based Alexander Howden North America, Inc. offers excess, surplus and specialty lines placements. From Australia and Singapore, Alexander Howden Asia Pacific specializes in specialist insurance broking and facultative reinsurance.


     Reinsurance Broking. For each of the years ended December 31, 1993, 1992 and 1991, the Company's reinsurance operations accounted for approximately 11 percent of the Company's consolidated operating revenues. As a reinsurance broker, the Company places coverage on behalf of its insurance or reinsurance company clients to reinsure all or a portion of the risk underwritten by that insurance or reinsurance company. The Company's worldwide reinsurance brokerage services, led by its U.K. subsidiary, Alexander Howden Reinsurance Brokers Limited, arrange reinsurance programs for Lloyd's of London syndicates and other insurance and reinsurance companies worldwide. Alexander Reinsurance Intermediaries, Inc. provides a full range of reinsurance services in the United States.

     The Company is compensated for its broking services by commissions, usually as a percentage of insurance premiums paid by the client, or by negotiated fees. The Company may also receive contingent commissions which are based on the volume and/or profitability of business placed with an insurance company over a given period of time. The Company is generally compensated on a fee basis when providing consulting and advisory services with respect to its clients' risk and underwriting management programs. Premiums received from insureds but not yet remitted to the carriers and claims payments received from carriers but not yet remitted to the insureds are held as cash or investments in a fiduciary capacity.

Human Resource Management Consulting


     The Company offers global human resource management consulting services and benefits broking through the Alexander Consulting Group Inc. ("ACG"). For the years ended December 31, 1993, 1992 and 1991, total revenues contributed by the Company's human resource management consulting services segment accounted for 16 percent, 18 percent and 16 percent, respectively, of the Company's consolidated operating revenues. ACG provides advisory and support services in human resource management, organizational effectiveness, integrated information technologies, strategic health care and flexible compensation, retirement planning and actuarial services, benefit plan design and implementation, international benefits/compensation, and benefit plan investment consulting through Alexander & Alexander Consulting Group Inc. in the U.S., Alexander Clay & Partners in Europe and Alexander Consulting Group Limited in Canada and the Asia-Pacific region. ACG provides broking services for group health and welfare, special risk, and association/mass marketing insurance coverage through Alexander & Alexander Benefits Services Inc. in the U.S. and as a division of the Alexander Consulting Group Limited in Canada. ACG operates in 18 countries.


     The Company is compensated for human resource management consulting services on a fee basis, except in instances where it receives commissions from insurance companies for the placement of individual and group insurance contracts.

Financial Information about Industry Segments

     Financial information related to the Company's industry segments and geographical concentrations for each of the three years in the period ended December 31, 1993 is contained in Note 15 of the Notes to Financial Statements to the Company's 1993 Annual Report to Stockholders (the "1993 Annual Report") and is incorporated herein by reference.

DISCONTINUED OPERATIONS

     In March 1985, the Company discontinued the insurance underwriting operations acquired in 1982 as part of the Alexander Howden acquisition. In 1987, the Company sold Sphere Drake Insurance Group (Sphere Drake) and is currently running-off the Atlanta and Bermuda insurance companies.

     The 1987 Sphere Drake sales agreement provides indemnities by the Company for various potential liabilities including provisions covering future losses on the insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company, a U.K.-based insurance company and future losses pursuant to a stop loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701.

     As to operations in run-off, reinsurance agreements provide the Atlanta and Bermuda insurance companies with insurance coverage for their reserves as of December 31, 1988, and for up to $50 million of insurance coverage for potential losses in excess of those reserves, subject to a deductible for one of the Atlanta companies of $12.5 million. The agreements also provide for a reinsurance premium adjustment, whereby at any time after January 1, 2001, the reinsurance agreements can be terminated and any excess funds, net of any reinsurance premium paid to a substitute reinsurance company, would be returned to the Company.

     The Sphere Drake indemnities and other liabilities arising out of the discontinued operations are expected to be settled and paid over many years and could extend over a 20 to 30 year period.


     Further information concerning discontinued operations is contained in Note 6 of the Notes to Financial Statements to the Company's 1993 Annual Report and is incorporated herein by reference.


ACQUISITIONS AND DISPOSITIONS

     On November 30, 1993, the Company issued 2.3 million shares of its Common Stock for all of the partnership interests of Clay & Partners, a U.K.-based actuarial consulting operation. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition.

     Effective July 1, 1993, the Company acquired an 80 percent interest in a Mexican insurance brokerage company which was accounted for as a purchase. The purchase price was $16.9 million, including a $7.4 million cash payment and notes payable of $9.5 million due in three installments from 1994 to 1996. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $16 million. The effect of this acquisition was not significant to the Company's consolidated financial statements.

     During 1993, the Company sold three small operations for gross proceeds of $9.6 million. Pre-tax gains of $3.9 million have been recognized on the sales with resulting after-tax gains totaling $2.3 million or $0.05 per share.

     During 1992, the Company sold three non-core businesses, including a U.K.-based pension fund management operation, a Netherlands-based non-broking operation and a U.S.-based administrator of workers compensation funds. Total proceeds on these sales were $77.4 million with resulting pre-tax gains of $43.8 million ($28.5 million after-tax or $0.66 per share).

     Further information concerning acquisitions and dispositions is contained in Note 3 of the Notes to Financial Statements to the Company's 1993 Annual Report and is incorporated herein by reference.

COMPETITION AND CUSTOMERS


     Insurance broking and human resource management consulting are highly competitive industries. The Company competes with other worldwide and national companies, as well as regional and local firms. The principal methods of competition in these businesses involve the nature, quality and cost of the services the broker or consultant provides. As a service provider, the Company also encounters
                                       3
competition with respect to attracting and retaining qualified employees. In addition, insurance and reinsurance underwriters compete with the Company by marketing and servicing their insurance products without the assistance of insurance brokers. Also, certain insureds and groups of insureds have initiated programs of self-insurance, thereby reducing or eliminating the need for insurance brokers.


EMPLOYEES

     The Company has approximately 14,500 employees. A small number of employees in foreign countries are represented by labor unions. In addition, support personnel in Australia are represented by an industrywide union. The Company considers relations with its employees to be satisfactory.

REGULATIONS AND LICENSING

     The activities of the Company related to insurance broking and human resource management consulting services are subject to licensing requirements and extensive regulation under the laws of the United States and each of its various states, territories and possessions, as well as the laws of numerous other countries in which the Company's subsidiaries conduct business. These laws and regulations vary by jurisdiction. The appropriate regulatory authorities generally have wide discretionary authority in adopting, amending and implementing such regulations. In addition, certain of the Company's insurance activities are governed by the rules of the Lloyd's of London insurance market and other similar organizations.

     In every state of the United States and most foreign jurisdictions, an insurance broker or agent is required to have a license and such license may be denied or revoked by the appropriate governmental agency for various reasons, including the violation of its regulations and the conviction of crimes. In a few jurisdictions, licenses are issued only to individual residents or locally owned business entities. In certain of those jurisdictions, if the Company itself has no subsidiary that is so licensed, the Company may from time to time make arrangements with residents or business entities licensed to act on its behalf in the jurisdiction.

     The legality of the Company's operations depends on the continuing retention and validity of the licenses under which it operates and on compliance with a diverse and complex regulatory structure. The Company's licenses may not be readily transferable in many jurisdictions. The Company expends significant amounts of time and money to maintain its licenses and to ensure compliance with applicable laws and regulations.

     Because of its multistate and international operations, in some instances the Company follows practices which are based upon its interpretation of laws or regulations or upon the interpretation generally followed by the industry. However, such interpretations may be in conflict with those of regulatory authorities. Therefore, the possibility exists that the Company may be precluded or temporarily suspended from continuing its business or otherwise penalized in a given jurisdiction.

ITEM 2. PROPERTIES

     Substantially all of the Company's worldwide facilities are leased. No difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable.

     Further information concerning the Company's obligations under capital leases and noncancelable operating leases is contained in Notes 9 and 12 of the Notes to Financial Statements to the 1993 Annual Report incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance and in rendering consulting services. In some of these cases, the remedies that may be sought or damages claimed are substantial. Additionally, the Company and its subsidiaries are subject to the risk of losses resulting from the potential uncollectibility of insurance and reinsurance balances and claims advances made on behalf of clients.

MUTUAL FIRE AND OTHER SHAND CONTINGENCIES

     In December 1987, the Company sold Shand, Morahan & Company, Inc. ("Shand"), its domestic underwriting management subsidiary. The sales contract between the Company and Shand's purchasers obligates the Company to certain indemnities with respect to transactions involving Mutual Fire Marine and Inland Insurance Company ("Mutual Fire"). The Company, Alexander & Alexander Inc., a subsidiary of the Company, and Shand are defendants in a lawsuit brought in 1991 by the Pennsylvania Insurance Commissioner as rehabilitator of Mutual Fire. The complaint alleges matters within the terms of such indemnification obligation. The action, in the United States District Court for the Eastern District of Pennsylvania and styled Constance B. Foster v. Alexander & Alexander Services Inc. et al. (Civil Action No. 91-1179), arises out of Shand's relationship as underwriting manager for Mutual Fire, now insolvent. The complaint alleges that Shand, and in certain respects the Company, breached duties to, and agreements with, Mutual Fire. In addition to claiming compensatory damages, the complaint seeks punitive damages and recovery of certain commissions paid to Shand and the Company. The complaint does not specify, to any meaningful degree, the amount of alleged damages incurred or sought. In June 1993, however, the rehabilitator through an expert's report has indicated to Shand and the Company that the alleged damages are in the amount of $238.5 million. The Company and Shand strongly disagree with the alleged damages in the rehabilitator's report and have substantial arguments to sustain their position. The Company and Shand are in the process of finalizing a series of expert reports that rebut the damage number alleged in the rehabilitator's report. The case is likely to be placed on the trial calendar in the summer of 1994. Management of the Company believes that there are valid defenses to the allegations set forth in the complaint and the Company is vigorously defending this action.

     The sales contract between the Company and Shand's purchasers also obligates the Company to certain other indemnities with respect to transactions involving Mutual Fire. In November 1992, the purchaser, by written notice, asserted indemnification claims related to reinsurance recoverables due from Mutual Fire. In February 1993, the Company agreed to settle certain of these claims. The Company has estimated its exposure under this settlement, net of anticipated recoveries from certain trusteed assets held for Shand's benefit of $10.8 million and net of $4.6 million of set-offs, and established a reserve as part of the 1992 special charge described in Note 4 of the Notes to Financial Statements to the Company's 1993 Annual Report. The Mutual Fire rehabilitator has challenged Shand's right to recover these assets and the utilization of such set-offs.

     The purchaser of Shand has also notified the Company of claims relating to reinsurance recoverables based on alleged errors and omissions of Shand in placing reinsurance. The allegations have, so far, led to the institution of four arbitration proceedings involving certain of these reinsurers. The amount at issue aggregates $33 million. These claims are potentially subject to indemnification by the Company under the terms of the sales agreement. Shand is actively disputing these allegations. However, pursuant to the terms of the indemnity, the Company may be responsible for the costs of these proceedings and related expenses. Until there is a final determination that a reinsurer has a right to withhold payment of a reinsurance recoverable, based on an actual error or omission of Shand, the Company believes that its exposure under the indemnity is limited to the above-mentioned costs and expenses. The Company intends to vigorously dispute these claims.

SPHERE DRAKE

     In November 1984, Sphere Drake Insurance Company plc ("Sphere Drake") issued a writ against, and served points of claim upon, Mark Edmond Denby, individually and as a representative of the Names on Lloyd's Syndicate 701, pursuant to a stop-loss reinsurance contract between Sphere Drake and Syndicate 701 and for a determination of continuing stop-loss coverage protecting Sphere Drake under the contract. A defense was entered in Sphere Drake Insurance Company plc
v. Mark Edmond Denby, 1984 S. No. 6548 (Q.B. Commercial Court). The Company has indemnified the purchasers of Sphere Drake in connection with this litigation. A trial was held in late 1991 and an adverse decision was issued in April 1992. The Company's appeal of the decision was heard in October 1993 with the U.K. Court of Appeals upholding the adverse decision of the lower courts. In the Company's opinion this indemnity is limited in amount pursuant to the terms of the stop-loss reinsurance contract.

GLICKMAN


     On November 4, 1993, a class action suit was filed against the Company and two of its directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). In response to defendants' motion to dismiss an amended complaint was filed on February 16, 1994 purportedly on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to September 28, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in-progress. The amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of the federal securities laws. Management of the Company believes there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously dispute this claim. Management presently believes that this claim will not be material to the Company's financial condition.


PINE TOP AND RELATED CONTINGENCIES


     Claims have been or may be asserted against the Company and certain of its subsidiaries alleging, among other things, that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. Claims asserting these allegations are pending in suits filed in New York and Ohio. In New York, a suit was brought against the Company in 1985 (Pine Top Insurance Company, Ltd. v. Alexander & Alexander Services Inc., et al., 85 Civ. 9860 (RPP) (S.D.N.Y.)). Plaintiff in this case seeks compensatory and punitive, as well as treble damages under RICO totaling approximately $87 million, arising from alleged RICO violations, common law fraud, breach of contract and negligence. Discovery in this case has been substantially completed and the trial is scheduled to begin in June 1994. In a similar New York action brought in 1988 (Certain Underwriters at Lloyd's of London Subscribing to Insurance Agreement ML8055801, et al. v. Alexander & Alexander Services Inc., et al., formerly captioned Dennis Edward Jennings v. Alexander & Alexander Europe plc, et al., 88 CIV. 7060 (RO) (S.D.N.Y.)), plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. Discovery in this case remains to be concluded and no trial date has been set. In the Ohio action brought in 1985 (The Highway Equipment Company, et al. v. Alexander Howden Limited, et al. (Case No. 1-85-01667, U.S. Bankruptcy Court, So. Dist. Ohio, Western Div.)), plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $24 million. In April 1993, the bankruptcy court ordered a directed verdict in the Company's favor. That verdict was affirmed on March 14, 1994 in a decision by the U.S. District Court for the Southern District of Ohio and plaintiffs have 30 days in which to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. Management of the Company believes there are valid defenses to the claims asserted and the Company is vigorously defending the pending actions.


     In a New York action, which was initially commenced in 1984, a subsidiary of the Company asserted claims against two reinsurers and their parent company for breach of certain reinsurance contracts and tortious interference with these contracts (American Special Risk Insurance Co. v. Delta America Re Insurance Co., et al., 84 Civ. 1329 (S.D.N.Y.)). One of the reinsurers counterclaimed, alleging RICO violations, common law fraud and negligence and claiming compensatory and punitive damages, as well as treble damages under RICO. The action was settled in December 1993 by payment to the Company's subsidiaries of $8.1 million and the counterclaim against the Company's subsidiaries was voluntarily dismissed in February 1994.


     In a Florida action brought in 1986 (The Staff Fund, Inc. f/k/a the North Broward Hospital District Active Medical Staff Self-Insurance Fund, Inc. v. Alexander & Alexander, Inc., a Florida Corporation, et al., Case No. 86-05314 CN (Cir. Ct., Broward Cty., Fl.)), the plaintiff sought compensatory and punitive damages of over $1.7 million. This action was settled to the parties satisfaction on March 16, 1994.

IN RE INSURANCE ANTITRUST LITIGATION

     One of the Company's subsidiaries, Thomas A. Greene & Company Inc., now operating as Alexander Reinsurance Intermediaries, Inc., is one of 31 defendants named in a series of antitrust actions which were filed beginning in March 1988 by the attorneys general of 18 states and by 20 private parties. All actions have been consolidated in the United States District Court for the Northern District of California (In Re Insurance Antitrust Litigation, C-88-1688-WWS (N.D. Cal.)). The defendants, which include various insurance and reinsurance companies, reinsurance brokers and trade associations, are alleged to have manipulated the market for commercial insurance by, among other things, conspiring to restrict the terms of, and hence the availability of, general liability insurance. Plaintiffs seek to enjoin further violations and to order a restructuring of the insurance industry, in addition to recovering damages for injuries to both public entities and the private party plaintiffs. In September 1989, the court granted defendants' Motion for Summary Judgment on various grounds. The plaintiffs appealed the matter to the Ninth Circuit Court of Appeals, which reversed the decision of the District Court. The United States Supreme Court granted certiorari and in June 1993 affirmed in part and reversed in part the decision of the Ninth Circuit Court of Appeals and remanded the case for further proceedings. Management of the Company believes that there are valid defenses to the allegations asserted and the Company is vigorously defending this action.


     Further information concerning the above-mentioned legal contingencies is contained in Notes 6, 13, and 14 of the Notes to the Financial Statements to the Company's 1993 Annual Report and is incorporated herein by reference. These contingent liabilities involve significant amounts, and while it is not possible to predict with certainty the outcome of such contingent liabilities, the applicability of coverage for such matters under the Company's professional liability insurance programs, or their financial impact on the Company, management presently believes that such impact will not be material to the Company's financial condition. However, it is possible that future developments with respect to these matters could have a material effect on future interim or annual results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Incorporated herein by reference is information concerning the market price and dividends per share of the Company's Common Stock contained in Note 16 of the Notes to Financial Statements and information under the caption "Approximate Number of Equity Security Holders," in the Company's 1993 Annual Report. Also incorporated herein by reference is information concerning restrictions on the payment of dividends on the Company's Common Stock contained in Note 11 of the Notes to the Financial Statements to the Company's 1993 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     Information under the caption "Selected Financial Data" in the 1993 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information under the caption "Management's Discussion and Analysis of Financial Condition & Results of Operations" in the Company's 1993 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following are incorporated herein by reference to the 1993 Annual
Report:

        Independent Auditors' Report

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1993

        Consolidated Balance Sheets, December 31, 1993 and 1992

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1993

        Notes to Financial Statements, including unaudited quarterly financial data

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal years ended December 31, 1993 and 1992 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item as to directors is included under the caption "Nominees for Election" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders (The "1994 Proxy Statement") and is incorporated herein by reference. Information required by this item is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1994 Proxy Statement and is incorporated herein by reference.

     The following sets forth information with respect to executive officers of the Company and a former executive officer:

     LAWRENCE E. BURK, 52, has served as chairman and chief executive officer of Alexander & Alexander Inc. ("A&A Inc."), the Company's U.S. retail broking subsidiary since November 1993. Since joining the Company in 1970, he has held various senior management positions for the Company's retail broking operations, including global business development director, January 1991 to October 1993, and U.S. eastern regional director, May 1989 to January 1991.

     RONALD W. FORREST, 51, former executive officer of the Company who retired January 1, 1994, and who served as a senior vice president of the Company and as chairman and chief executive officer of A&A Inc., from February 1989 and September 1991, respectively, until his retirement. From 1985 until his retirement, he held various executive, management and operating positions with the Company.

     RONALD L. HENDRICK, 48, has served as controller and vice president of the Company since May 1993. From February 1988 to March 1993 he was vice president and controller of the Adolph Coors Company and director of treasury management from November 1987 to January 1989. From 1972 to 1987, he held various financial and management positions with subsidiaries of Coors.

     RONALD A. ILES, 58, has served as a senior vice president of the Company since 1985 and is responsible for general management of the Company's reinsurance operations. Since 1981, he has been chairman of Alexander Howden Reinsurance Brokers Limited, a U.K.-based subsidiary acquired in 1982, which manages the Company's worldwide reinsurance operations. In January 1993, he was appointed chairman of Alexander & Alexander Services UK plc.

     TINSLEY H. IRVIN, 60, announced his retirement from the Company effective April 1, 1994, having served as chief executive officer of the Company from May 1987 through March 1994, as chairman of the board from May 1988 to January 1994, and as president from March 1982 to May 1993. He has served in various executive management and operating positions for the Company and its predecessor entities since 1953. Mr. Irvin has been a director of the Company and its predecessor entities since 1970.

     DANIEL E. KESTENBAUM, 60, has served as a senior vice president of the Company and director of quality and professional practice since May 1993. Mr. Kestenbaum joined the Company in 1974 and has held various management positions with the Company's U.S. broking operation, including senior vice president of A&A Inc. from October 1992 to May 1993 and chief executive officer of Alexander Howden North America, Inc., the Company's U.S. wholesale broker, from January 1986 to September 1992.

     ROBERT H. MOORE, 53, has served as a senior vice president since November 1985 and is responsible for management of the Company's corporate relations, including Alexander & Alexander Government and Industry Affairs Inc. in Washington, D.C. He has served in various management and advisory capacities since joining the Company in 1977.


     DAN R. OSTERHOUT, 43, has served as a senior vice president of the Company since January 1988, with responsibility for management of the Company's underwriting exposures. In January 1994, he was appointed chairman and chief executive officer of Alexander Underwriting Services, a new business unit offering administration of run-off of insurance and reinsurance companies and intermediaries. From September 1991 to December 1993, he also served in various executive positions with A&A Inc., including president and chief operating officer. He has held various other financial and management positions since joining the Company in 1970.


     RONALD J. ROESSLER, 54, has served as general counsel and senior vice president of the Company since 1976 and 1988, respectively. He joined the Company in 1972.

     PAUL E. ROHNER, 57, has served as chief financial officer and senior vice president of the Company since 1987. Prior to joining the Company, he was chief financial officer with Tambrands Inc. and Dekalb Corporation.

     DONALD L. SEELEY, 50, has served as a senior vice president of the Company since May 1992 and as chief executive officer of the Alexander Consulting Group Inc., the Company's human resource management subsidiary, since October 1993. From September 1988 to September 1993 he was responsible for the management of the Company's treasury, tax, strategic planning and corporate secretary functions, having served as vice president from September 1988 to April 1992. From 1982 until joining the Company, he held various executive financial management positions, including treasurer, with United Airlines and G.D. Searle & Company.

     THOMAS SOPER III, 44, has served as senior vice president of corporate human resources since May 1991 and as vice president from April 1986 to April 1991. From 1982 until joining the Company, Mr.

Soper held various human resource management positions with General Electric Financial Services and International Playtex Inc.


     MICHAEL K. WHITE, 55, has served as president and chief operating officer of the Company since May 1993. Since January 1993, he has had executive management responsibility for the Company's global operations. From September 1990 to May 1993, he served as a deputy chairman of the Company and from May 1987 to May 1993 as an executive vice president. He has held various executive and operating positions with the Company since 1983 and various managerial positions with the Company and its predecessor entities since 1970. Mr. White has been a director of the Company since 1983, and of RSC since January 1989.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

     Information included under the caption "Executive Compensation" in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information included under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information included under the caption "Certain Transactions" in the 1994 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2): The financial statements, supplemental schedules and related information are listed in the accompanying table of contents on page 15 of this report.

     (a)(3) Exhibits:


3.1        --Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).
3.2        --Articles Supplementary of the Company, dated March 18, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
3.3        --Articles Supplementary of the Company, dated December 3, 1993.
3.4        --Amended and Restated Bylaws of the Company, dated as of January 14, 1994.
4.1        --Indenture, dated as of February 1, 1982, between the Company and Morgan Guaranty Trust Company of
             New York, as Trustee, establishing the Company's 11% Convertible Subordinated Debentures due 2007
             (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-7,
             Registration No. 2-74794 filed with the Commission on November 10, 1981).
4.2        --Rights Agreement dated as of June 11, 1987, amended and restated as of March 27, 1990, between the Company and First Chicago Trust Company of New York, formerly Morgan Shareholder Services
             Trust Company, as Rights Agent (incorporated herein by reference to Registration Statement on
             Form 8-A filed with the Commission on

             June 19, 1987, as amended by Amendment No. 1 on Form 8 filed on March 28, 1990 and Amendment No.
             2 on Form 8 filed on April 23, 1992).
4.3        --Form of Trust Agreement dated as of June 11, 1987, amended and restated as of March 28, 1990, between the Company and Montreal Trust Company of Canada, as successor to The Canada Trust
             Company (incorporated herein by reference to Registration Statement on Form 8-A filed with the
             Commission on June 19, 1987 as amended by Amendment No. 1 on Form 8 filed on March 28, 1990).
           The Company hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the
             Commission upon request a copy of each instrument with respect to long-term debt of the Company or its subsidiaries.
10.1*      --Description of the Company's Incentive Compensation Program, amended and restated as of September
             22, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1989).
10.2*      --The Company's 1988 Long Term Incentive Compensation Plan, as amended (the "1988 Plan") and U.K.
             Executive Share Option Scheme under the 1988 Plan (incorporated herein by reference to the
             Company's Registration Statement on Form S-8 Registration No. 33-60054 filed with the Commission on March 26, 1993).
10.3*      --1993 Optionplan of Alexander & Alexander B.V. under the 1988 Plan.
10.4*      --Form of the Company's 1988 Plan Stock Option Award Agreement, as amended and restated
             (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1990).
10.5*      --Form of the Company's 1988 Plan Restricted Stock Award Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.6*      --Form of the Company's 1988 Plan Other Stock Based Award Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.7*      --Form of the Company's 1988 Plan Performance Share/Unit Award Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.8*      --The Company's 1982 Key Employee Stock Option Plan, as amended (the "1982 Plan") (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
             1987), as amended by resolutions of the Board of Directors of the Company, dated September 22,
             1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988); and U.K. Executive Share Option Scheme within the 1982 Plan, as amended
             (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1988).
10.9*      --Form of the Company's 1982 Plan Stock Option Agreement (incorporated herein by reference to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.10*     --Form of the Company's 1982 Plan Limited Stock Appreciation Rights Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.11*     --Alexander & Alexander Services Inc. and Subsidiaries Supplemental Executive Retirement Plan for
             Senior Management, amended and restated as of January 1, 1989 (the "SERP") (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
10.12*     --Resolution of the Compensation and Benefits Committee of the Company, dated December 8, 1988, amending the benefits of Tinsley H. Irvin under the SERP

             (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992).
10.13*     --Alexander & Alexander U.K. Pension Scheme (formerly, Alexander Stenhouse Pension Scheme) and
             Alexander & Alexander U.K. Voluntary Equity Scheme (formerly Alexander Stenhouse Voluntary Equity
             Scheme) (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1985).
10.14*     --Amendment to Alexander & Alexander U.K. Pension Scheme, effective as of February 1, 1991
             (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991).
10.15*     --The Company's Senior Executive Severance Plan, effective January 1, 1989 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988), as amended by resolutions of the Compensation and Benefits Committee of the Company, dated November
             16, 1989, adopting Option C to the Company's Senior Executive Severance Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
10.16*     --Form of Termination Protection Agreement, effective as of July 1, 1989, amending Exhibit D to
             Exhibit 10.8 (incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1989).
10.17*     --Non-Employee Director Retirement Plan, effective as of June 1, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
10.18*     --Employment Agreement between Michael K. White and the Company effective as of June 1, 1990 together with amendment dated October 1, 1990 (incorporated herein by reference to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1990).
10.19*     --Employment Agreement between Ronald W. Forrest and A.R. Stenhouse Reed Shaw & Partners Limited,
             dated October 22, 1979, together with amendments dated March 11, 1992 and dated March 12, 1992
             (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991).
10.20*     --Retirement Agreement between Ronald W. Forrest and the Company, dated November 18, 1993.
10.21*     --Contingent Agreement between Ronald A. Iles and the Company, dated January 5, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
             1992).
10.22*     --Consulting Agreement between William M. Wilson and Alexander & Alexander Services UK plc, dated as of March 18, 1993 (incorporated herein by reference to the Company's Annual Report on Form
             10-K for the year ended December 31, 1992).
10.23*     --Transition Employment, Retirement and Consulting Agreement between Tinsley H. Irvin and the
             Company, dated March 16, 1994.
10.24*     --Employment Agreement among Lawrence E. Burk, Alexander & Alexander Inc. and the Company, dated
             October 25, 1993.
10.25      --Agreement relating to the Company's indemnification in connection with the sale of Shand Morahan
             & Co. by the Company: (i) Stock Purchase Agreement, dated as of October 7, 1987 by and between
             F-M Acquisition Corporation and Alexander & Alexander Inc. (including certain exhibits thereto);
             (ii) Amendment No. 1 to the Stock Purchase Agreement, dated as of February 15, 1989 between F-M
             Acquisition Corporation and Alexander & Alexander Inc.; (iii) Waiver and Consent, dated December
             18, 1990, by Alexander & Alexander Inc. to a merger of F-M Acquisition Corporation with
             Shand/Evanston Group, Inc.; (iv) Confirmation and Assumption Agreement, dated as of December 18,
             1990, by Shand/Evanston Group for the benefit

             of Alexander & Alexander Inc.; and (v) Letter Agreement, dated December 18, 1990 among Alexander
             & Alexander Inc., F-M Acquisition Corporation, Shand/Evanston Group, Inc. and Markel Corporation.
10.26      --Agreement relating to the Company's indemnification in connection with the sale of Sphere Drake
             Insurance Group plc: Share Purchase Agreement between Sphere Drake Acquisitions (U.K.) Limited and Alexander Stenhouse & Partners Ltd., dated as of October 9, 1987, including all exhibits and schedules thereto.
13.0       --1993 Annual Report to Stockholders.
21.0       --Subsidiaries of the Registrant.
23.0       --Independent Auditors' Consent.

(b) Reports on Form 8-K:

In a report filed on Form 8-K, dated December 15, 1993, the Company reported the acquisition by the Company of all of the partnership interests of Clay & Partners, a U.K.-based actuarial consulting operation in exchange for
2.27 million shares of the Company's Common Stock.


In a report filed on Form 8-K, dated January 17, 1994, the Company noticed certain management and corporate governance changes, including the appointment of Robert E. Boni as chairman of the Board of Directors of the Company and the retirement of T.H. Irvin, chairman and chief executive officer.


In a report filed on Form 8-K, dated February 25, 1994, the Company reported earnings for the year ended and the quarter ended December 31, 1993.

- ---------------

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1994.

                                  ALEXANDER & ALEXANDER SERVICES INC.

                                  By: /s/ TINSLEY H. IRVIN       March 31, 1994
                                  _____________________________________________
                                      TINSLEY H. IRVIN                DATE
                                      Chief Executive Office and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


/s/ TINSLEY H. IRVIN       March 31, 1994          /s/ PETER C. GODSOE          March 31, 1994
- -----------------------------------------          -------------------------------------------
TINSLEY H. IRVIN              DATE                 PETER C. GODSOE                   DATE
Chief Executive Officer and Director               Director

/s/ PAUL E. ROHNER         March 31, 1994          /s/ ANGUS M.M. GROSSART      March 31, 1994
- -----------------------------------------          --------------------------------------------
PAUL E. ROHNER                  DATE               ANGUS M.M. GROSSART               DATE
Senior Vice President and Chief Financial Officer  Director

/s/ RONALD L. HENDRICK     March 31, 1994          /s/ VINCENT R. MCLEAN        March 31, 1994
- -----------------------------------------          --------------------------------------------
RONALD L. HENDRICK              DATE               VINCENT R. MCLEAN                 DATE
Vice President and Controller                      Director

/s/ ROBERT E. BONI         March 31, 1994          /s/ MICHAEL K. WHITE         March 31, 1994
- -----------------------------------------          --------------------------------------------
ROBERT E. BONI                  DATE               MICHAEL K. WHITE                  DATE
Chairman of the Board of Directors and Director    Director

/s/ KENNETH BLACK, JR.     March 31, 1994           /s/ WILLIAM M. WILSON        March 31, 1994
- -----------------------------------------           -------------------------------------------
KENNETH BLACK, JR.             DATE                 WILLIAM M. WILSON                DATE
Director                                            Director

/s/ JOHN A. BOGARDUS, JR.  March 31, 1994
- -----------------------------------------
JOHN A. BOGARDUS, JR.          DATE
Director

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                  FINANCIAL STATEMENTS AND RELATED INFORMATION

     The following consolidated financial statements and related information of Alexander & Alexander Services Inc. and subsidiaries, included in the Company's 1993 Annual Report to Stockholders, are incorporated by reference to Item 8 of this report:

          Independent Auditors' Report

          Consolidated Statements of Operations for each of the three years in the period ended December 31, 1993

          Consolidated Balance Sheets, December 31, 1993 and 1992

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1993

          Notes to Financial Statements, including unaudited quarterly financial data

     The following supplemental schedules and related information of Alexander & Alexander Services Inc. and its consolidated subsidiaries are included in pages 16 through 20 of this report:

          Independent Auditors' Report

          Schedule II-- Amounts Receivable from Officers and Employees of the Company and Its Affiliates

          Schedule VIII--Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

To ALEXANDER & ALEXANDER SERVICES INC.:

     We have audited the consolidated financial statements of Alexander & Alexander Services Inc. and Subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 25, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Alexander & Alexander Services Inc. and Subsidiaries, listed in the accompanying table of contents referred to under Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Baltimore, Maryland
February 25, 1994

                                                                     SCHEDULE II

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                 AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES
                       OF THE COMPANY AND ITS AFFILIATES
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                  COLUMN A                      COLUMN B     COLUMN C              COLUMN D                   COLUMN E
- ---------------------------------------------  -----------  -----------  ----------------------------  ----------------------
                                                                                  DEDUCTIONS                 BALANCE AT
                                                                         ----------------------------       END OF YEAR
                                               BALANCE AT                                 FOREIGN      ----------------------
                                                BEGINNING                  AMOUNTS       CURRENCY                     NON-
    NAME OF DEBTOR                               OF YEAR     ADDITIONS    COLLECTED     TRANSLATION      CURRENT     CURRENT
- ---------------------------------------------  -----------  -----------  -----------  ---------------  -----------  ---------
Ball, G.(1)..................................   $     150    $  --        $       9      $  --          $       9   $     132
Caputo, C.(1)................................         150       --           --             --             --             150
Clay, R.(1)..................................         200       --              200         --             --          --
Gunnin, T.(1)................................         274       --                8         --                  8         258
Fotheringham, S.(1)..........................      --              366       --                  6            360      --
Hands, K.(1).................................         111       --              111         --             --          --
Horrick, J.S.(1).............................         168       --               10              8              9         141
Kiessling, E.(1).............................         500       --           --             --             --             500
Osterhout, D.R.(1)...........................         184           11       --             --                195      --
Reece, J.(1).................................         300           24           24         --                300      --
Swartout, D.(1)..............................         234       --                5             11              4         214
                                               -----------  -----------  -----------         -----     -----------  ---------
     Total...................................   $   2,271    $     401    $     367      $      25      $     885   $   1,395
                                               -----------  -----------  -----------         -----     -----------  ---------
                                               -----------  -----------  -----------         -----     -----------  ---------

- ---------------

Notes:

(1) Represents housing loan due to employee relocation.

                                                                     SCHEDULE II

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                 AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES
                       OF THE COMPANY AND ITS AFFILIATES
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (THOUSANDS OF DOLLARS)

             COLUMN A                COLUMN B     COLUMN C                    COLUMN D                          COLUMN E
- ----------------------------------  -----------  -----------  -----------------------------------------  ----------------------
                                                                             DEDUCTIONS                        BALANCE AT
                                                              -----------------------------------------       END OF YEAR
                                    BALANCE AT                               AMOUNTS        FOREIGN      ----------------------
                                     BEGINNING                  AMOUNTS      WRITTEN       CURRENCY                     NON-
    NAME OF DEBTOR                    OF YEAR     ADDITIONS    COLLECTED     OFF(2)       TRANSLATION      CURRENT     CURRENT
- ----------------------------------  -----------  -----------  -----------  -----------  ---------------  -----------  ---------
Ball, G. (1)......................   $     150    $      --    $      --    $      --      $      --      $       4   $     146
Caputo, C. (1)....................         150           --           --           --             --             --         150
Clay, R.(1).......................         210           --           --           10             --             --         200
Greig, W.D.(1)....................         187           --          176           --             11             --      --
Gunnin, T.(1).....................         275           --            1           --             --             --         274
Hands, K.(1)......................      --              111           --           --             --             --         111
Horrick, J.S.(1)..................         194           --            9           --             17              9         159
Kiessling, E.(1)..................         500           --           --           --             --             --         500
Osterhout, D.R.(1)................         184           12           12           --             --              4         180
Paulding, J.(1)...................         250           --          250           --             --             --      --
Reece, J.(1)......................         324           24           48           --             --             --         300
Swartout, D.(1)...................      --              248            2           --             12              4         230
                                    -----------  -----------  -----------       -----          -----          -----   ---------
     Total........................   $   2,424    $     395    $     498    $      10      $      40      $      21   $   2,250
                                    -----------  -----------  -----------       -----          -----          -----   ---------
                                    -----------  -----------  -----------       -----          -----          -----   ---------

- ---------------

Notes:

(1) Represents housing loan due to employee relocation.

(2) Represents portion of debt forgiven.

                                                                     SCHEDULE II

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                 AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES
                       OF THE COMPANY AND ITS AFFILIATES
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (THOUSANDS OF DOLLARS)

                  COLUMN A                      COLUMN B     COLUMN C              COLUMN D                   COLUMN E
- ---------------------------------------------  -----------  -----------  ----------------------------  ----------------------
                                                                                  DEDUCTIONS                 BALANCE AT
                                                                         ----------------------------       END OF YEAR
                                               BALANCE AT                                 FOREIGN      ----------------------
                                                BEGINNING                  AMOUNTS       CURRENCY                     NON-
    NAME OF DEBTOR                               OF YEAR     ADDITIONS    COLLECTED     TRANSLATION      CURRENT     CURRENT
- ---------------------------------------------  -----------  -----------  -----------  ---------------  -----------  ---------
Ball, G.(1)..................................   $  --        $     150    $      --      $      --      $      --   $     150
Berrio, A.D.(2)..............................         108           30           51              2             85      --
Broadbent, A.(1).............................         231       --              213             18             --      --
Buck, K.(1)..................................         100            7           25             --             26          56
Caputo, C.(1)................................         150       --               --             --             --         150
Clay, R.(1)..................................         210       --               --             --             10         200
Greig, W.D.(1)...............................         193       --               --              6            187      --
Gunnin, T.(1)................................          26          249           --             --             --         275
Hester, A.(1)................................         173       --              149             24             --      --
Horrick, J.S.(1).............................         201       --                8             (1)             8         186
Kemp, J.(3)..................................         176       --              176             --             --      --
Kiessling, E.(1).............................      --              500           --             --             --         500
Mills, M.F.(1)...............................         101       --               10             --             10          81
Murphy, J.(1)................................         159            3          162             --             --      --
Osterhout, D.R.(1)...........................         184           12           12             --            184      --
Paulding, J.(1)..............................      --              250           --             --            250      --
Reece, J.(1).................................         300           24           --             --             24         300
                                               -----------  -----------  -----------         -----     -----------  ---------
     Total...................................   $   2,312    $   1,225    $     806      $      49      $     784   $   1,898
                                               -----------  -----------  -----------         -----     -----------  ---------
                                               -----------  -----------  -----------         -----     -----------  ---------

- ---------------

Notes:

(1) Represents housing loan due to employee relocation.

(2) Represents personal assistance loan.

(3) Represents obligation for compensation advanced to employee.

                                                                   SCHEDULE VIII

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                    COLUMN A                       COLUMN B            COLUMN C            COLUMN D      COLUMN E
- ------------------------------------------------  -----------  ------------------------  -------------  -----------
                                                                      ADDITIONS
                                                               ------------------------
                                                  BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                                   BEGINNING    COSTS AND      OTHER                      AT END
    DESCRIPTION                                     OF YEAR     EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)    OF YEAR
- ------------------------------------------------  -----------  -----------  -----------  -------------  -----------
Allowance for doubtful accounts receivable:
  Year Ended December 31, 1991(3)...............   $  24,350    $   4,114    $  (2,160)    $   1,896     $  24,408
                                                  -----------  -----------  -----------  -------------  -----------
                                                  -----------  -----------  -----------  -------------  -----------
  Year Ended December 31, 1992(3)...............   $  24,408    $   5,424    $  (5,081)    $   2,632     $  22,119
                                                  -----------  -----------  -----------  -------------  -----------
                                                  -----------  -----------  -----------  -------------  -----------
  Year Ended December 31, 1993..................   $  22,119    $   3,793    $  (2,019)    $   3,566     $  20,327
                                                  -----------  -----------  -----------  -------------  -----------
                                                  -----------  -----------  -----------  -------------  -----------

- ---------------

Notes:

(1) Recoveries and adjustments for foreign currency translation.

(2) Writeoffs of receivables which are not recoverable.

(3) Restated to reflect acquisition of Clay & Partners.

                      ALEXANDER & ALEXANDER SERVICES INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                               INDEX TO EXHIBITS


     Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of these Exhibits see Item 14 hereof. The following exhibits are being filed herewith:



  EXHIBIT                                                                                                     PAGE NO.
- -----------                                                                                                 -------------
       3.3   Articles Supplementary of Alexander & Alexander Services Inc., dated December 3, 1993........
       3.4   Amended and Restated Bylaws of The Company, dated as of January 14, 1994.....................
      10.3   1993 Optionplan of Alexander & Alexander B.V. under Alexander & Alexander's 1988 Long Term
             Incentive Compensation Plan..................................................................
      10.20  Retirement Agreement between Ronald W. Forrest and the Company, dated November 18, 1993......
      10.23  Transition Employment, Retirement and Consulting Agreement between Tinsley H. Irvin and
             Alexander & Alexander Services Inc., dated March 16, 1994....................................
      10.24  Employment Agreement among Lawrence E. Burk, Alexander & Alexander Inc. and Alexander &
             Alexander Services Inc., dated October 25, 1993..............................................
      10.25  Agreement relating to the Company's indemnification in connection with the sale of Shand
               Morahan & Co. by the Company: (i) Stock Purchase Agreement, dated as of October 7, 1987 by and between F-M Acquisition Corporation and Alexander & Alexander Inc. (including certain exhibits thereto); (ii) Amendment No. 1 to the Stock Purchase Agreement, dated as of
               February 15, 1989 between F-M Acquisition Corporation and Alexander & Alexander Inc.; (iii)
               Waiver and Consent, dated December 18, 1990, by Alexander & Alexander Inc. to a merger of
               F-M Acquisition Corporation with Shand/Evanston Group, Inc.; (iv) Confirmation and
               Assumption Agreement, dated as of December 18, 1990, by Shand/Evanston Group for the
               benefit of Alexander & Alexander Inc.; and (v) Letter Agreement, dated December 18, 1990 among Alexander & Alexander Inc., F-M Acquisition Corporation, Shand/Evanston Group, Inc.
               and Markel Corporation.....................................................................
      10.26  Agreement relating to the Company's indemnification in connection with the sale of Sphere
               Drake Insurance Group plc: Share Purchase Agreement between Sphere Drake Acquisitions
               (U.K.) Limited and Alexander Stenhouse & Partners Ltd., dated as of October 8, 1987, including all exhibits and schedules thereto...............................................
      13.0   1993 Annual Report to Stockholders...........................................................
      21.0   Subsidiaries of the Registrant...............................................................
      23.0   Independent Auditors' Consent................................................................