Form 10-Q
period 1994-03-31
ALEXANDER & ALEXANDER SERVICES INC
filed 1994-05-16
CIK 3449

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended       March 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to

                      Commission File Number    1-8282

                      Alexander & Alexander Services Inc.
             (Exact name of registrant as specified in its charter)


               Maryland                                   52-0969822
  (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)               No.)


     1211 Avenue of the Americas
          New York, New York                                 10036
  (Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code       (212) 840-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

The number of shares of Common Stock, $1 par value, outstanding as of May 1, 1994 was 40,766,215.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of May 1, 1994 was 2,366,690.

The number of shares of Class C Common Stock, $1 par value, outstanding as of May 1, 1994 was 385,594.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES





                                      INDEX


                                                                       Page No.

Part I.  Financial Information:

   Item 1.  Financial Statements:

      Unaudited Consolidated Statements of Operations for the
        Three Months Ended March 31, 1994 and 1993.......................... 2
      Condensed Consolidated Balance Sheets, as of
        March 31, 1994 (Unaudited) and December 31, 1993.................... 3
      Unaudited Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1994 and 1993.......................... 4
      Unaudited Notes to Financial Statements............................... 6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................13


Part II.  Other Information

   Item 1.  Legal Proceedings...............................................17

   Item 6.  Exhibit and Reports on Form 8-K.................................18

                             PART I.  FINANCIAL INFORMATION

                  Alexander & Alexander Services Inc. and Subsidiaries
                     Unaudited Consolidated Statements of Operations
                   For the Three Months Ended March 31, 1994 and 1993
                         (in millions, except per share amounts)

                                              Three Months Ended
                                                  March 31,
                                              1994        1993
 Operating revenues:
  Commissions and fees                       $311.8      $311.0
  Fiduciary investment income                  11.2        13.8
     Total                                    323.0       324.8

Operating expenses:
  Salaries and benefits                       200.7       195.5
  Other                                       117.1       110.4
     Total                                    317.8       305.9

Operating income                                5.2        18.9

 Other income (expenses):
  Investment income                             2.0         2.5
  Interest expense                             (3.5)       (4.2)
  Other                                        (3.2)        2.0
     Total                                     (4.7)        0.3
 Income before income taxes and
  minority interest                             0.5        19.2
Income (taxes) benefit                          0.2        (7.3)

Income before minority interest                 0.7        11.9
Minority interest                              (2.5)       (2.0)

 Income (loss) before cumulative effect
  of change in accounting                      (1.8)        9.9
 Cumulative effect of change in
  accounting                                   (2.6)        3.3

Net income (loss)                              (4.4)       13.2

 Preferred stock dividends                     (2.1)         -
 Earnings (loss) attributable to common
   & equivalent shares                       $ (6.5)     $ 13.2

Per share of common stock:
   Income (loss) before cumulative effect
    of change in accounting                  $ (.09)     $  .22
   Cumulative effect of change in
    accounting                                 (.06)        .08
  Earnings (loss) per share                  $ (.15)     $  .30

  Cash dividends                             $  .25      $  .25

Weighted average number of shares              43.5        43.5








                     See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      March 31, 1994 and December 31, 1993
                                  (in millions)

                                                   March 31,     December 31,
                                                     1994            1993
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $  604.3        $  642.2
  Short-term investments                              276.0           246.5
  Premiums and fees receivable (less
   allowance for doubtful accounts of $20.1
   in 1994 and $20.3 in 1993)                       1,081.9         1,172.3
  Prepaid expenses and other current assets           141.2           140.6
       Total current assets                         2,103.4         2,201.6
Property and equipment - net                          147.2           152.4
Intangible assets - net                               185.1           188.8
Other                                                 217.8           251.0
                                                   $2,653.5        $2,793.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Premiums payable to insurance companies          $1,714.2        $1,744.0
  Short-term debt and current portion of
    long-term debt                                     21.5            29.2
  Accounts payable and accrued expenses               217.0           312.3
       Total current liabilities                    1,952.7         2,085.5

Long-term liabilities:
  Long-term debt                                      110.1           111.8
  Deferred income taxes                                17.2            17.9
  Net liabilities of discontinued operations          109.5           106.5
  Other                                               202.6           195.9
       Total long-term liabilities                    439.4           432.1

Contingent liabilities

Stockholders' equity:
  Series A junior participating preferred
    stock, issued and outstanding, none                  -               -
  $3.625 Series A convertible preferred stock
    issued and outstanding, 2.3 and 2.3 shares,
    respectively                                        2.3             2.3
  Common stock,issued and outstanding 40.7
    and 40.7 shares, respectively                      40.7            40.7
  Class A common stock, issued and outstanding
    2.4 and 2.4 shares, respectively                     -               -
  Class C common stock, issued and outstanding
    0.4 and 0.4 shares, respectively                    0.4             0.4
  Paid-in capital                                     424.2           423.4
  Accumulated deficit                                (136.4)         (119.0)
  Net unrealized investment gains - net of
    deferred income taxes                               1.4              -
  Accumulated translation adjustments                 (71.2)          (71.6)
       Total stockholders' equity                     261.4           276.2
                                                   $2,653.5        $2,793.8





                 See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1994 and 1993
                                  (in millions)

                                                     Three Months Ended
                                                          March 31,
                                                     1994         1993
Cash provided (used) by:

Operating activities:
  Income (loss) before cumulative effect of
    change in accounting                           $  (1.8)      $  9.9
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                   13.3         13.2
      Deferred income taxes                           19.2         (1.0)
      Gains on disposition of subsidiaries
        and other assets                                -          (3.3)
      Other                                            1.7          2.7

  Changes in assets and liabilities (net of
    effects from acquisitions and dispositions):
      Premiums and fees receivable                    93.0         97.9
      Prepaid expenses and other current assets        5.2         (2.2)
      Other assets                                     0.7          0.3
      Premiums payable to insurance companies        (34.3)        70.1
      Accounts payable and accrued expenses          (95.4)       (48.6)
      Other liabilities                                5.7          5.8
      Discontinued operations (net)                   (0.3)          -
      Cumulative effect of change in accounting       (2.6)         3.3
 Net cash provided by operating activities             4.4        148.1

Investing activities:
  Net purchases of property and equipment             (4.5)        (4.7)
  Purchases of businesses                             (0.1)        (0.1)
  Proceeds from sales of subsidiaries and
     other assets                                      0.4          4.1
  Purchases of investments                          (177.4)      (241.4)
  Sales or maturities of investments                 157.6        246.1

     Net cash provided (used) by investing
     activities                                      (24.0)         4.0















See accompanying notes to financial statements.


                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries Unaudited Consolidated Statements of Cash Flows (continued)
                 For the Three Months Ended March 31, 1994 and 1993
                                  (in millions)

                                                     Three Months Ended
                                                           March 31,
                                                     1994          1993
Financing activities:
  Cash dividends                                   $(13.0)       $(10.3)
  Net change in short-term debt                      (9.3)          -
  Additions to long-term debt                         0.5           0.2
  Repayments of long-term debt                       (1.5)         (1.7)
  Issuance of preferred and common stock              1.3         112.1
  Distribution of earnings of pooled entity            -           (1.6)
  Net cash provided (used) by financing
  activities                                        (22.0)         98.7

Effect of exchange rate changes on cash and
  cash equivalents                                    3.7           2.7

Cash and cash equivalents at beginning
  of period                                         642.2         582.5

Cash and cash equivalents at end of period         $604.3        $836.0

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                      $  3.5        $  2.6
     Income taxes                                    20.1          10.9

Non-cash investing and financing activities:
  Note received on disposition of business             -         $  2.0



























                 See accompanying notes to financial statements.

           Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                            Unaudited Notes to Financial Statements

1.  Interim Financial Presentation

  In the opinion of the Company, all adjustments necessary for a fair presentation have been included in the financial statements. The results of operations for the first three months of the year are not necessarily indicative of results for the year. Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  Dispositions

  In the first quarter of 1993, the Company sold two small operations for gross proceeds of $3.8 million. Pre-tax gains of $3.3 million have been recognized on the sales with resulting after-tax gains totaling $2.0 million or $0.05 per share.

  The pre-tax gains for 1993 are included in Other Income (Expenses) in the Consolidated Statements of Operations.

3.  Income Taxes

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this standard increased net income in the first quarter of 1993 by $3.3 million or $0.08 per share. Tax benefits of $3.2 million were also allocated to paid-in capital representing the difference in the tax bases over the book bases of the net assets of taxable business combinations accounted for as pooling of interests. These benefits would have been recognized at the respective dates of combination if SFAS No. 109 had been applied at that time.

  During 1993, the Company reached an agreement with the Appeals Office of the Internal Revenue Service on settlement of tax issues arising out of the years 1980 through 1986, most of which related to issues arising out of the acquisition of Alexander Howden Group, plc. (Alexander Howden). The settlement agreement is subject to final review by the staff of the Joint Committee on Taxation (Joint Committee).

  On May 12, 1994, the Company was advised by the IRS that the Joint Committee review has been completed and that written confirmation would be received that the Company's settlement with the IRS had been approved. Thus, with the Joint Committee approval, the IRS may now process the case and issue an assessment letter for the tax and interest due. It is believed that the settlement is within the Company's previously established reserves. Upon receipt from the IRS of the assessment letter, the Company will determine the amount of tax reserves, if any, which may be restored to income during 1994.

  The Company is also under examination by the IRS for the years 1987 through 1991. It is believed that adequate provision has been made to cover liabilities which may arise on final settlement of these examinations.

4.  Discontinued Operations

  In March 1985, the Company discontinued the insurance underwriting operations acquired in 1982 as part of the Alexander Howden acquisition. In 1987, the Company sold Sphere Drake Insurance Group (Sphere Drake) and is currently running-off the Atlanta and Bermuda insurance companies.

  The 1987 Sphere Drake sales agreement provides indemnities by the Company for various potential liabilities including provisions covering future losses on the insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company and future losses pursuant to a stop loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701.

Alexander & Alexander Services Inc. and Subsidiaries (the Company)
  Unaudited Notes to Financial Statements (continued)

4.  Discontinued Operations (continued)

  The types of claims being reported on the Orion insurance pooling arrangement are primarily asbestosis, environmental pollution and latent disease claims in the U.S. and are coupled with substantial litigation expenses. Liabilities for these claims cannot be estimated by conventional actuarial reserving techniques because the available historical experience is not sufficient to apply such techniques for these types of claims and case law, which will ultimately determine the extent of these liabilities, is still evolving. To date, U.S. case law has already altered the intent and scope of these policies to some extent. Therefore, the Company has obtained advice from an independent actuarial firm who used available exposure information and various projection techniques in estimating the Company's ultimate exposure. The Company has provided as it's ultimate exposure the actuarial firm's latest available point estimate, which approximates the mid-point within their range of expected loss, and a provision for Sphere Drake's share of uncollectible reinsurance recoverables. The $70 million difference between the low and high estimates of their range is quite wide due to the expansion of coverage and liability by certain state courts and legislatures for environmental pollution and other losses in the past and the possibility of similar interpretations in the future, as well as the uncertainty in determining what scientific standards will be acceptable for measuring site cleanup.

  Sphere Drake's appeal of a lawsuit against the Names on Lloyd's Syndicate 701 seeking payment of funds due Sphere Drake pursuant to a stop-loss reinsurance contract with Syndicate 701 and a determination of continuing stop-loss coverage protecting Sphere Drake under that contract was heard in October 1993 with the U.K. Court of Appeal upholding the adverse decision of the lower court. The Company has provided $45.4 million as its ultimate exposure under this indemnity based on the latest available estimate by an independent actuarial firm. However, unlike the Orion indemnity, the Company's opinion is that this indemnity is limited in amount pursuant to the terms of the stop-loss reinsurance contract. The maximum remaining exposure beyond what the Company has currently provided is $18.7 million.

  Zero coupon notes with interest at 10 percent to 12 percent and warrants to purchase five percent of Sphere Drake stock, which were acquired in connection with the sale of Sphere Drake, are subject to offset for indemnities regarding the adequacy of loss reserves and recoverability of reinsurance receivables on the books of Sphere Drake at December 31, 1986. Based on estimates of an independent actuarial firm, there has been deterioration in loss reserves and uncollectible reinsurance balances that will offset substantially all of the interest income of the zero coupon notes. The remaining exposure for this indemnity is limited to the discounted carrying amount of the notes which is 19.3 million pounds sterling ($28.6 million and $28.5 million at March 31, 1994 and December 31, 1993, respectively) plus the realized proceeds of $6.5 million from the 1993 exercise of the warrants.

  The Sphere Drake indemnities and other liabilities arising out of the discontinued operations are expected to be settled and paid over many years and could extend over a 20 to 30 year period.

Alexander & Alexander Services Inc. and Subsidiaries (the Company)
 Unaudited Notes to Financial Statements (continued)

4.  Discontinued Operations (continued)

  Reinsurance agreements provide the Atlanta and Bermuda insurance companies with insurance coverage for their reserves as of December 31, 1988, and for up to $50 million of insurance coverage for potential losses in excess of those reserves, subject to a deductible for one of the Atlanta companies of $12.5 million. At March 31, 1994, based on an estimate by an independent actuarial firm, the Company has recorded $5.7 million of the deductible, which approximates the midpoint of the actuarial firm's range of expected loss, and has utilized $21 million out of the $50 million of insurance coverage. The remaining unrecognized deductible of $6.8 million is within the actuarial firm's range of expected loss. The agreements also provide for a reinsurance premium adjustment whereby at any time after January 1, 2001, the reinsurance agreements can be terminated and any excess funds, net of any reinsurance premium paid to a substitute reinsurance company, would be returned to the Company. The reinsurance premium adjustment is currently estimated to be $10.9 million.

  In addition, the Company is exposed to a number of other indemnities, exposures and contingencies primarily related to the sale of Sphere Drake.

  The Company believes that, based on current estimates of exposures, the established claim and other liabilities, the estimated reinsurance premium adjustment and the interest income on the zero coupon notes, will be sufficient to cover any future indemnifications and offset related to the Sphere Drake agreement, the future run-off expenses net of any investment income of the Atlanta and Bermuda operations, and any other expenses associated with its discontinued operations. However, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation process, including estimating insurance reserves for environmental pollution, latent disease and other exposures, the collectibility of reinsurance recoverable balances, the effect of future legislation and other matters described above. It is possible that future developments with respect to these matters could have a material effect on future interim or annual results of operations. However, the Company presently believes that such impact will not be material to the Company's financial condition.

5.  Employees' Retirement Plans and Benefits

  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans. This statement requires the Company to accrue the estimated cost of future retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care and life insurance, as premiums or claims were paid. The statement allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize the initial postretirement benefit obligation of $14 million over a period of twenty years. The Company's cash flows are not affected by implementation of this statement and the impact to the results of operations for the first quarter of 1993 was not significant.

  Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that certain benefits provided to former or inactive employees after employment but prior to retirement, including disability benefits and health care continuation coverage, be accrued based upon the employees' service already rendered. The cumulative effect of this accounting change was an after-tax charge of $2.6 million or $0.06 per share in the first quarter of 1994.
  The increase to the annual cost of providing such benefits will not be significant.

Alexander & Alexander Services Inc. and Subsidiaries (the Company)
 Unaudited Notes to Financial Statements (continued)

6.  Long-Term Debt

  The Company has a long-term credit agreement with various banks which expires in July 1995. The agreement provides for unsecured borrowings and contains various covenants including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations.

  At March 31, 1994, the Company was not in compliance with one of the financial covenants of the long-term credit agreement. The Company's bank group granted a waiver of this covenant requirement for the first quarter of 1994.

  In addition, effective as of March 31, 1994, the long-term credit agreement was amended to reduce the amount of the agreement from $150 million to $75 million. The amendment also requires that the Company be in compliance with all of the credit agreement's financial covenants for two consecutive quarters, without giving effect to any waiver of compliance which may have been granted, prior to making committed borrowings under the long-term credit agreement. Based upon current financial projections, the Company presently believes that it may not be in compliance with the terms of the financial covenants contained in the agreement at the end of the second quarter of 1994. In this event, the Company would be precluded from borrowing under the committed borrowing facility until the first quarter of 1995, at the earliest.

  The Company has no borrowings outstanding under this agreement, and does not anticipate a need to borrow under the agreement for the foreseeable future. The Company believes that it has adequate cash resources to meet operating needs through the first quarter of 1995.

7.  Per Share Data

  Primary earnings per share are computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of Common Stock and their equivalents (Class A and Class C Common Stock) outstanding during the period and, if dilutive, shares issuable upon the exercise of stock options and upon conversion of the convertible subordinated debentures. The $3.625 Series A Convertible Preferred Stock issued in March 1993 is not a common stock equivalent. The computation of fully diluted earnings per share for the periods presented was antidilutive; therefore, the amounts for primary and fully diluted earnings are the same.

8.  Contingent Liabilities

  The Company and its subsidiaries are subject to various claims and lawsuits from both private and governmental parties, which includes claims and lawsuits in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance and in rendering consulting services. In some of these cases, the remedies that may be sought or damages claimed are substantial. Additionally, the Company and its subsidiaries are subject to the risk of losses resulting from the potential uncollectibility of insurance and reinsurance balances and claims advances made on behalf of clients and indemnifications connected with the sales of certain businesses.

Alexander & Alexander Services Inc. and Subsidiaries (the Company)
 Unaudited Notes to Financial Statements (continued)

8.  Contingent Liabilities (continued)

  Following the acquisition of Alexander Howden in January 1982, certain claims, relating primarily to the placement of reinsurance by Alexander Howden subsidiaries and questionable broking and underwriting practices of former Alexander Howden officials and others, were asserted. In particular, claims have been asserted against the Company and certain of its subsidiaries alleging, among other things, that certain of the Company's subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. In three pending actions, plaintiffs seek compensatory and punitive damages totaling $147 million based on treble damage claims under the Racketeer Influenced and Corrupt Organizations Act
  (RICO). Management of the Company believes that there are valid defenses to all the claims that have been made with respect to these activities and the Company is vigorously defending the pending actions.

  In 1987, the Company sold Shand Morahan & Company, Inc. (Shand), its domestic underwriting management subsidiary. The Company has agreed to indemnify the purchasers of Shand against certain contingencies, including the Mutual
  Fire, Marine and Inland Insurance company contingency described below.

  Prior to its sale in 1987, Shand and its subsidiaries provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire. Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In January 1990, the Supervisory Court approved a plan of rehabilitation for Mutual Fire. The rehabilitator, in February 1991, filed a complaint in the commonwealth court against Shand and the Company. The case was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that Shand, and in certain respects the Company, breached duties to, and agreements with, Mutual Fire. In addition to claiming compensatory damages, the complaint seeks punitive damages and recovery of certain commissions paid to Shand and the Company. The complaint does not specify, to any meaningful degree, the amount of alleged damages incurred or sought. The rehabilitator, through an updated expert's report, has indicated to Shand and the Company that the damages alleged are in the amount of $232.5 million. The Company and Shand strongly disagree with the alleged damages in the updated report and have substantial arguments to sustain their position. The Company and Shand are in the process of finalizing a series of expert reports that rebut the damage amount alleged in the rehabilitator's report.

  The case is likely to be placed on the trial calendar in the summer of 1994. Management believes that there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously defend against this action.

  Also, the sales contract between the Company and Shand's purchasers obligates the Company to certain indemnities with respect to transactions involving Mutual Fire. In November 1992, the purchaser asserted indemnification claims related to reinsurance recoverables due from Mutual Fire. In February 1993, the Company agreed to settle certain of these claims. The Company has estimated its exposure under this settlement, net of anticipated recoveries from certain trusteed assets held for Shand's benefit of $10.8 million and net of $4.6 million of set-offs, and established a reserve in 1992. The Mutual Fire rehabilitator has challenged Shand's right to recover these assets and utilization of such set-offs.

Alexander & Alexander Services Inc. and Subsidiaries (the Company)
 Unaudited Notes to Financial Statements (continued)

8.  Contingent Liabilities (continued)

  The purchaser of Shand has also notified the Company of claims relating to reinsurance recoverables based on alleged errors and omissions of Shand in placing reinsurance. To date, these claims have led to the institution of four arbitration proceedings involving certain reinsurers in an amount presently estimated to be $33 million. These claims are potentially subject to indemnification by the Company under the terms of the sales agreement. Shand is actively disputing these allegations. However, pursuant to the terms of the indemnity, the Company may be responsible for the costs of these proceedings and related expenses. Until there is a final determination that a reinsurer has a right to withhold payment of a reinsurance recoverable, based on an actual error or omission of Shand, the Company believes that its exposure under the indemnity is limited to the above-mentioned costs and expenses. The Company intends to vigorously dispute these claims.

  On November 4, 1993, a class action suit was filed against the Company and two of its directors and officers in the United States District Court for the Southern District of New York. In response to the defendant's motion to dismiss, an amended complaint was filed on February 16, 1994, purportedly on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to September 28, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work in progress. The amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of the federal securities laws. The Company intends to vigorously dispute this claim.

  These contingent liabilities involve significant amounts. While it is not possible to predict with certainty the outcome of such contingent liabilities, the applicability of coverage for such matters under the Company's professional indemnity insurance program, or their financial impact on the Company, management presently believes that such impact will not be material to the Company's financial condition. However, it is possible that future developments with respect to these matters could have a material effect on future interim or annual results of operations.

9.  Investments

  Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. As of January 1, 1994, net unrealized holding gains totalled $5.5 million net of deferred income taxes of $3.6 million. At March 31, 1994, net unrealized holding gains totalled $1.4 million, net of deferred income taxes of $1.1 million, and are reported as a separate component of stockholders' equity. During the first three months of 1994, proceeds from sales of securities totalled $15.4 million with gross realized gains totalling $0.4 million.

Alexander & Alexander Services Inc. and Subsidiaries (the Company)
 Unaudited Notes to Financial Statements (continued)

9.  Investments (continued)

  The amortized cost and estimated fair value of debt and equity securities and financial instruments used to hedge these investments as of March 31, 1994 are summarized below:

                                          Gross          Gross        Estimated
                          Amortized     Unrealized     Unrealized        Fair
                             Cost          Gain           Loss          Value
Equity securities          $  1.8           $4.9          $ 0.0        $  6.7
Bankers acceptance           16.5            0.0            0.0          16.5
Euro-time deposits           53.5            0.0           (0.1)         53.4
Certificates of deposit     128.8            0.0           (0.1)        128.7
U.S. Government agencies/
  state issuances           120.4            0.0            0.0         120.4
Other                        19.4            0.0            0.0          19.4
Financial instruments -
  used as hedges              0.0            1.8           (4.0)         (2.2)


Total debt & equity
  securities               $340.4           $6.7          $(4.2)       $342.9


  The amortized cost and estimated fair value of debt securities at March 31, 1994 by contractual maturity are summarized below:

                                       Amortized         Estimated
                                          Cost           Fair Value
Due in one year or less                $  278.4          $   278.2
Due after one year through five years      14.1               14.1
Due after 5 years through 10 years          0.1                0.1
                                          292.6              292.4
Mortgage backed securities                 46.0               46.0

Total debt securities                  $  338.6          $   338.4

/TABLE

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
            Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

Results of Operations

Three Months ended March 31, 1994 vs. 1993

  The net loss for the three months ended March 31, 1994 was $4.4 million or $0.15 per share. Included in these results was a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112 "Employers' Accounting for Postemployment Benefits."

  This compares to net income of $13.2 million, or $0.30 per share, in the first quarter of 1993. These results included after-tax gains of $2.0 million, or $0.05 per share, from the sale of two small operations and a gain of $3.3 million, or $0.08 per share, from the cumulative effect adjustment relating to the adoption of SFAS No. 109, "Accounting for Income Taxes."

  Operating Revenues

  Consolidated operating revenues were $323.0 million for the first quarter of 1994 compared to $324.8 million for the same period in 1993. This decrease included lower foreign exchange rates which negatively impacted operating revenues by $3.5 million or 1.1 percent in the 1994 first quarter.

  Total commissions and fees in the first three months of 1994 were essentially equal to the comparable period in 1993, as a 1.3 percent increase from operations was largely offset by lower foreign exchange rates.

  Broking commissions and fees in the risk management and insurance services operations decreased by $3.3 million, or 1.7 percent, when compared to the first quarter of 1993, most of which resulted from lower foreign exchange rates. Broking revenues in the U.S. decreased by $10.7 million in the first quarter of 1994 compared to 1993. In addition to the continuing softness in certain insurance markets, the effect of recent management changes and the implementation of a business segmentation process in the U.S. had a negative impact on broking revenues. Partially offsetting the U.S. decline was a $3.3 million increase in revenues due to the third quarter 1993 acquisition of a retail broking operation in Mexico and a $1.3 million increase in the U.S.-based claims administration operation.

  Specialist insurance broking commissions and fees in the first quarter of 1994 were essentially equal with the corresponding 1993 quarter as new business and selected rate increases were offset by lower contingent commissions.

  Reinsurance broking commissions and fees increased by $5.0 million or 13.2 percent in the first three months of 1994 versus 1993 primarily due to selected premium rate increases and new business.

  Human resource management consulting commissions and fees increased by $0.9 million or 1.9 percent in the first quarter of 1994 compared to 1993. Revenue growth of $2.6 million or 8.9 percent was reflected in the U.S. operations due to new business efforts. Partially offsetting this increase was a $2.0 million decrease in the Canadian operations due to lower foreign exchange rates and a decline in the expected realization of consulting services.

  Total fiduciary investment income decreased by $2.6 million or 18.8 percent for the first three months of 1994 versus 1993 due to lower interest rates and lower average investment levels, particularly in the U.S.

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

Results of Operations (continued)

Three Months ended March 31, 1994 vs. 1993

  Operating Expenses

  Consolidated operating expenses were $317.8 million for the first three months of 1994, an increase of $11.9 million or 3.9 percent compared to the comparable quarter of 1993. The effect of changes in foreign exchange rates and hedging contract gains and losses was minimal for the comparative period.

  Salaries and related benefits increased by $5.2 million or 2.7 percent, including $2.0 million relating to the 1993 acquisition in Mexico. Staff costs in 1994 include normal salary progressions and higher benefit costs partially offset by a 3.3 percent decline in headcount.

  Other operating expenses increased by $6.7 million or 6.1 percent in the first quarter of 1994 compared to 1993. This increase reflects higher systems development expenses and insurance costs.

  Other Income (Expenses)

  Investment income earned on operating funds decreased by $0.5 million due to lower interest rates and investment levels.

  Interest expense decreased by $0.7 million due to lower interest rates and debt levels.

  Other income (expenses) in 1994 includes a $1.2 million provision for estimated indemnities to the purchasers of Shand related to the Mutual Fire rehabilitation and in 1993 included pre-tax gains of $3.3 million on the sales of two small operations in the U.S., including a retail brokerage office and a small claims administration operation.

  Income Taxes

  The Company reported a tax benefit of $0.2 million on pre-tax income of $0.5 million in the first quarter of 1994. This compares to an expected tax expense of $0.2 million based upon the U.S. statutory rate of 35 percent. The tax rate was favorably impacted by state and local tax benefits on losses generated in the U.S. operations in the first three months of 1994 as well as foreign tax rates lower than the U.S. statutory rate. Partially offsetting these factors are certain expenses which are not deductible, including amortization of goodwill.

  The Company's effective tax rate in the first quarter of 1993 was 38 percent. This rate is higher than the U.S. rate of 34 percent primarily due to amortization of goodwill and other non-deductible expenses. The tax rate was favorably impacted by the results of Clay & Partners, a U.K.-based actuarial consulting operation acquired in 1993 in a pooling of interests transaction. Prior to the merger, Clay & Partners operated as a partnership and accordingly, their results do not reflect corporate income taxes of approximately $0.5 million.

  As discussed in Note 3, on May 12, 1994, the Company was advised by the IRS that the Joint Committee review has been completed and that written confirmation would be received that the Company's settlement with the IRS had been approved. Thus, with the Joint Committee approval, the IRS may now process the case and issue an assessment letter for the tax and interest due. It is believed that the settlement is within the Company's previously established reserves. Upon receipt from the IRS of the assessment letter, the Company will determine the amount of tax reserves, if any, which may be restored to income during 1994.

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

Liquidity and Capital Resources

  During the first three months of 1994, cash and cash equivalents decreased by $37.9 million. Of this amount, operating funds decreased by $59.7 million and fiduciary funds, which are generally not available for operating needs, increased by $21.8 million. At March 31, 1994, the Company's operating cash and cash equivalents balances were $91.8 million.

  The net cash used by operating activities, excluding the change in fiduciary balances, was $37.9 million. This represents primarily the payment of incentives as well as the settlement of certain litigation matters.

  The Company's net capital expenditures for property and equipment was $4.5 million in the first three months of 1994. Capital expenditures are expected to increase from this level throughout the year as the Company continues with its investment in the redesign of work processes and enhancement of systems technology.

  The Company has a long-term credit agreement with various banks which expires in July 1995. The agreement provides for unsecured borrowings and contains various covenants including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations.

  At March 31, 1994, the Company was not in compliance with one of the financial covenants of the long-term credit agreement. The Company's bank group granted a waiver of this covenant requirement for the first quarter of 1994.

  In addition, effective as of March 31, 1994, the long-term credit agreement was amended to reduce the amount of the agreement from $150 million to $75 million. The amendment also requires that the Company be in compliance with all of the credit agreement's financial covenants for two consecutive quarters, without giving effect to any waiver of compliance which may have been granted, prior to making committed borrowings under the long-term credit agreement. Based upon current financial projections, the Company presently believes that it may not be in compliance with the financial covenants contained in the agreement at the end of the second quarter of 1994. In this event, the Company would be precluded from borrowing under the committed borrowing facility until the first quarter of 1995, at the earliest.

  In addition to the committed borrowing facility, the credit agreement contains a provision which allows the Company to request borrowings under a money market facility. However, such facility is on an uncommitted basis.

  The Company has no borrowings outstanding under this agreement, and does not anticipate a need to borrow under the agreement for the foreseeable future. The Company believes that it has adequate cash resources to meet operating needs through the first quarter of 1995.

  Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $140.5 million, of which $140 million were unused at March 31, 1994. These lines consist of uncommitted cancellable facilities in the U.S. and other countries. If drawn, the lines bear interest at market rates and carry an annual commitment fee of not greater than 1/2% of the line.

  At March 31, 1994, the Company has an accumulated deficit of $136.4 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. The Board of Directors will continue to take into consideration the Company's financial performance and projections in connection with future decisions with respect to dividends.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (continued)

Liquidity and Capital Resources (continued)

  As described in Notes 4 and 8 of Unaudited Notes to Financial Statements, the Company has significant litigation and other exposures which may require cash resources. In addition, as described in Note 3 of Unaudited Notes to Financial Statements, on May 12, 1994, the Company was advised by the IRS that the Joint Committee review has been completed and that written confirmation would be received, that the Company's settlement with the IRS had been approved. The settlement, which approximates $38 million in tax and net interest, does not require any cash resources until the years 1987 through 1989 are finalized with the IRS. This is expected to occur in the second half of 1994. The Company has substantial arguments and legal defenses against its litigation exposures; however, the timing and ultimate outcome of these issues cannot be predicted with certainty. When funds are required on the settlement with the IRS and in the event additional funds are required to meet litigation exposures, the Company believes it has sufficient resources, including credit capacity, to cover those tax liabilities and other potential liabilities which are likely to arise on settlement of other issues.

  The Company believes that cash flow from operations, along with current operating cash balances, will be sufficient to fund working capital and other operating requirements. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements. In addition, the Company is currently reviewing its options with respect to selling certain non-core businesses and other assets.

PART II.  OTHER INFORMATION
Alexander & Alexander Services Inc. & Subsidiaries

Item 1. Legal Proceedings

      The Company and its subsidiaries are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance and in rendering consulting services. In some of these cases, the remedies that may be sought or damages claimed are substantial. Additionally, the Company and its subsidiaries are subject to the risk of losses resulting from the potential uncollectibility of insurance and reinsurance balances and claims advances made on behalf of clients and indemnifications connected with the sales of certain businesses.

      Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the legal proceeding captioned Constance B. Foster v. Alexander & Alexander Services Inc. et al. (Civil Action No. 91-1179) (E.D.Pa.) which is incorporated in its entirety herein, except as amended as follows. The rehabilitator in this case, through an updated expert's report, has indicated to Shand and the Company that the alleged damages are in the amount of $232.5 million. The expert's report previously alleged damages in the amount of $238.5 million. The Company and Shand strongly disagree with the alleged damages in the updated report and have substantial arguments to sustain their position.

      Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the legal proceeding captioned The Highway Equipment Company, et al. v. Alexander Howden Limited, et al. (Case No. 1-85-01667, U.S. Bankruptcy Court, So. Dist. Ohio, Western Div.) which is incorporated in its entirety herein, except as amended as follows. In April 1993, the bankruptcy court ordered a directed verdict in the Company's favor. That verdict was affirmed in March 1994 in a decision by the U.S. District Court for the Southern District Ohio and plaintiffs have appealed the decision to the U.S. Court of Appeals for the Sixth Circuit.

      Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the legal proceeding captioned Harry
      Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No.
      93 Civ. 7594) (S.D.N.Y.) which is incorporated in its entirety herein, except as amended as follows. Following a conference with the U.S.
      District Court for the Southern District of New York in March 1994, counsel for the plaintiffs is considering whether to further amend the second amended complaint. Pending a decision by plaintiffs' counsel, the Company's time to move or answer the amended complaint is in abeyance.

PART II.  OTHER INFORMATION
Alexander & Alexander Services Inc. & Subsidiaries

Item 6. Exhibit and Reports on Form 8-K

      Current Report on Form 8-K was filed on January 17, 1994 regarding a press release noticing that the Company made certain management and corporate governance changes, including the appointment of Robert E. Boni as chairman of the Board of Directors of the Company and the pending retirement of T.H. Irvin, chairman and chief executive officer.

      Current Report on Form 8-K was filed on February 25, 1994 regarding a press release noticing that the Company reported earnings for the year ended and the quarter ended December 31, 1993.

      Current Report on Form 8-K was filed on April 21, 1994 regarding a press release noticing that the Company expected to report a loss for the quarter ended March 31, 1994 of approximately $0.15 per share. The report also noticed the retirement of T.H. Irvin as chief executive officer of the Company effective April 1, 1994.

                                     SIGNATURE





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 1994.







                        ALEXANDER & ALEXANDER SERVICES INC.
                                              (Registrant)


DATE: May 13, 1994                       BY:/s/ Paul E. Rohner
                                             Paul E. Rohner
                                             Senior Vice President &
                                             Chief Financial Officer