Form 10-Q
period 1994-06-30
ALEXANDER & ALEXANDER SERVICES INC
filed 1994-08-15
CIK 3449

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended       June 30, 1994
                                      -------------------------

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to
                                 ----------------    ----------------

                 Commission File Number    1-8282
                                        -------------

                    Alexander & Alexander Services Inc.
- - -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


             Maryland                                   52-0969822
- - ----------------------------------------     --------------------------
     (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)                Identification No.)



     1211 Avenue of the Americas
        New York, New York                                 10036
- - ----------------------------------------     --------------------------
  (Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code       (212)840-8500
                                                       -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ----    ----

The number of shares of Common Stock, $1 par value, outstanding as of August 1, 1994 was 41,072,970.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of August 1, 1994 was 2,344,590.

The number of shares of Class C Common Stock, $1 par value, outstanding as of August 1, 1994 was 381,868.

                  ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES




                                         INDEX
                                         -----


                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

    Item 1.  Financial Statements:

        Unaudited Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1994 and 1993................  2

        Condensed Consolidated Balance Sheets, as of
          June 30, 1994 (Unaudited) and December 31, 1993..................  3
        Unaudited Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1994 and 1993..........................  4

        Unaudited Notes to Financial Statements............................  6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............. 16
Part II.  Other Information:

    Item 1.  Legal Proceedings............................................. 24

    Item 2.  Changes in Securities......................................... 26

    Item 4.  Submission of Matters to a Vote of Security Holders........... 29
    Item 5.  Other Information............................................. 30

    Item 6.  Exhibits and Reports on Form 8-K.............................  31




                                            PART I.  FINANCIAL INFORMATION
                                            ------------------------------
                                 Alexander & Alexander Services Inc. and Subsidiaries
                                     Unaudited Consolidated Statements of Income
                              For the Three and Six Months Ended June 30, 1994 and 1993
                             -----------------------------------------------------------
                                       (in millions, except per share amounts)

                                                             Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                             ------------------     -----------------
                                                               1994      1993        1994       1993
                                                               ----      ----        ----       ----
 Operating revenues:
 Commissions and fees                                         $322.8    $327.5      $ 634.6    $638.5
 Fiduciary investment income                                    12.3      14.4         23.5      28.2
                                                              ------    ------      -------    -------
    Total                                                      335.1     341.9        658.1     666.7
                                                              ------    ------      -------    -------

        Operating expenses:
 Salaries and benefits                                         200.5     194.5        401.2     390.0
 Other                                                         120.0     121.8        237.1     232.2
                                                              ------    ------      -------    -------
    Total                                                      320.5     316.3        638.3     622.2
                                                              ------    ------      -------    ------
        Operating income                                        14.6      25.6         19.8      44.5
                                                              ------    ------      -------    -------

 Other income (expenses):
 Investment income                                               1.5       2.2          3.5       4.7
 Interest expense                                               (3.7)     (3.4)        (7.2)     (7.6)
 Other                                                          (3.3)     (4.1)        (6.5)     (2.1)
                                                              ------    ------      -------    ------
    Total                                                       (5.5)     (5.3)       (10.2)     (5.0)
                                                              ------    ------      -------    ------
        Income before income taxes and
 minority interest                                               9.1      20.3          9.6      39.5
        Income taxes                                            (4.0)     (7.1)        (3.8)    (14.4)
                                                              ------    ------      -------    ------

        Income before minority interest                          5.1      13.2          5.8      25.1
        Minority interest                                       (1.3)     (0.1)        (3.8)     (2.1)
                                                              ------    ------      -------    ------

 Income from continuing operations                               3.8      13.1          2.0      23.0

 Loss from discontinued operations                              (6.0)       -          (6.0)       -
                                                              ------    ------        ------    ------
 Income (loss) before cumulative effect
   of change in accounting                                     (2.2)     13.1         (4.0)     23.0
 Cumulative effect of change in
 accounting                                                      -         -          (2.6)      3.3
                                                              ------    ------      -------   -------

        Net income (loss)                                       (2.2)     13.1         (6.6)     26.3

Preferred stock dividends                                       (2.1)     (2.0)        (4.2)     (2.0)
                                                              ------    ------      -------   -------

 Earnings (loss) attributable to common
 shareholders                                                 $ (4.3)   $ 11.1      $ (10.8)  $  24.3
                                                              ======    ======      =======   =======

        Per share of common stock:
 Income (loss) from continuing operations                     $ 0.04    $ 0.26      $ (0.05)  $  0.48
   Loss from discontinued operations                           (0.14)       -         (0.14)       -
   Cumulative effect of change in
   accounting                                                     -         -         (0.06)     0.08
                                                              ------    ------      -------   -------

 Net income (loss)                                            $(0.10)   $ 0.26      $ (0.25)  $  0.56
                                                              ======    ======      =======   =======

 Cash dividends                                               $ .025    $  .25      $  .275   $   .50
                                                              ======    ======      =======   ========

        Weighted average number of shares                      43.6      43.5         43.5      43.5
                                                              ======    ======      =======   =======



                                   See accompanying notes to financial statements.





                                Alexander & Alexander Services Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                        June 30, 1994 and December 31, 1993
                                    -------------------------------------------
                                                   (in millions)

                                                                         June 30,           December 31,
                                                                           1994                 1993
                                                                       -------------        ------------
                                                (Unaudited)
    ASSETS
    ------

    Current assets:
      Cash and cash equivalents                                          $  743.6             $  642.2
      Short-term investments                                                276.5                246.5
      Premiums and fees receivable (less
       allowance for doubtful accounts
       of $21.6 in 1994 and $20.3 in 1993)                                1,171.9              1,172.3
      Prepaid expenses and other current assets                             158.4                140.6
                                                                         --------             ---------
            Total current assets                                          2,350.4              2,201.6
    Property and equipment - net                                            147.9                152.4
    Intangible assets - net                                                 186.1                188.8
    Other                                                                   196.1                251.0
                                                                         --------             ---------
                                                                         $2,880.5             $2,793.8
                                                                         ========             ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

    Current liabilities:
      Premiums payable to insurance companies                             $1,915.5            $1,744.0
      Short-term debt and current portion
         of long-term debt                                                   48.7                 29.2
      Accounts payable and accrued expenses                                 244.1                312.3
                                                                         --------             --------
           Total current liabilities                                      2,208.3              2,085.5
                                                                         --------             --------

    Long-term liabilities:
      Long-term debt                                                         89.6                111.8
      Deferred income taxes                                                  17.2                 17.9
      Net liabilities of discontinued operations                             85.9                106.5
      Other                                                                 210.8                195.9
                                                                         --------             --------
           Total long-term liabilities                                      403.5                432.1
                                                                         --------             --------

    Contingent liabilities

    Stockholders' equity:
      Series A junior participating preferred
        stock, issued and outstanding, none                                    -                   -
      $3.625 Series A convertible preferred stock,
        issued and outstanding 2.3 and 2.3 shares,
        respectively                                                          2.3                  2.3
      Common stock,issued and outstanding 41.0
        and 40.7 shares, respectively                                        41.0                 40.7
      Class A common stock, issued and outstanding
        2.4 and 2.4 shares, respectively                                       -                    -
      Class C common stock, issued and outstanding
        0.4 and 0.4 shares, respectively                                      0.4                  0.4
      Paid-in capital                                                       424.4                423.4
      Accumulated deficit                                                  (141.8)              (119.0)
      Net unrealized investment gains - net of
        deferred income taxes                                                 0.2                   -
      Accumulated translation adjustments                                   (57.8)               (71.6)
                                                                         --------             --------
           Total stockholders' equity                                       268.7                276.2
                                                                         --------            --------
                                                                         $2,880.5             $2,793.8
                                                                         ========             ========


                                        See accompanying notes to financial statements.






                                Alexander & Alexander Services Inc. and Subsidiaries
                                  Unaudited Consolidated Statements of Cash Flows
                                 For the Six Months Ended June 30, 1994 and 1993
                               ------------------------------------------------------
                                                   (in millions)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                           1994          1993
                                                                           ----          ----
    Cash provided (used) by:

    Operating activities:
      Income from continuing operations                                   $  2.0        $  23.0
      Adjustments to reconcile to net cash
        provided by operating activities:
            Depreciation and amortization                                   26.0           26.8
            Deferred income taxes                                           19.0           (1.6)
            Gains on dispositions of subsidiaries and
             other assets - net of tax                                        -            (3.3)
            Other                                                            6.7            5.4
      Changes in assets and liabilities, net of
         effects from acquisitions and dispositions:
            Premiums and fees receivable                                    31.7          (45.7)
           Prepaid expenses and other current assets                        (9.1)          (3.0)
            Other assets                                                    14.7           (2.3)
           Premiums payable to insurance companies                         114.0          194.0
           Accounts payable                                                 (8.0)          24.4
            Other current liabilities                                      (65.0)         (31.3)
            Other long-term liabilities                                     (9.3)           0.3

       Discontinued operations, net                                         (7.3)         (13.8)
       Cumulative effect of change in accounting                            (2.6)           3.3
                                                                         -------        -------

       Net cash provided by operating activities                           112.8          176.2
                                                                         -------        --------

    Investing activities:
       Net purchases of property and equipment                             (10.9)         (10.3)
       Purchases of businesses                                              (0.7)          (0.3)
       Proceeds from sales of subsidiaries and
           other assets                                                      0.4            4.1
       Purchases of investments                                           (326.2)        (479.7)
       Sales/maturities of investments                                     324.5          425.3
                                                                         -------        -------

     Net cash used by investing activities                                 (12.9)         (60.9)
                                                                         -------        -------



                                  See accompanying notes to financial statements.

                                                    -Continued-




                                Alexander & Alexander Services Inc. and Subsidiaries
                            Unaudited Consolidated Statements of Cash Flows (Continued)
                                    For the Six Months Ended June 30, 1994 and 1993
                             ----------------------------------------------------------
                                                   (in millions)
                                                                            Six Months Ended
                                                                                June 30,
                                                                          -------------------

                                                                           1994          1993
                                                                           ----          ----

    Financing activities:
       Cash dividends                                                    $ (16.2)      $ (22.6)
      Net change in short-term debt                                         (3.0)           -
       Proceeds from issuance of long-term debt                              0.7           0.5
       Repayments of long-term debt                                         (1.8)         (2.1)
      Issuance of common and preferred stock                                 0.3         112.2
      Distributions of earnings of pooled entity                              -           (3.2)
                                                                         -------       -------

      Net cash provided (used) by financing
      activities                                                           (20.0)         84.8
                                                                         -------       -------

    Effect of exchange rate changes on cash and
      cash equivalents                                                      21.5         (10.1)

    Cash and cash equivalents at beginning
       of year                                                             642.2         582.5
                                                                         -------       -------

    Cash and cash equivalents at end of period                           $ 743.6       $ 772.5
                                                                         =======       =======
    Supplemental cash flow information:
       Cash paid during the period for:
          Interest                                                       $   8.0       $   5.1
          Income taxes                                                      24.6          16.0

    Non-cash investing and financing activities:
       Notes received on dispositions of subsidiaries                    $    -        $   2.0












                                    See accompanying notes to financial statements.


               Alexander & Alexander Services Inc. and Subsidiaries
                                  (the Company)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------

  1.   Interim Financial Presentation

       In the opinion of the Company, all adjustments necessary for a fair presentation have been included in the consolidated financial statements. The results of operations for the first six months of the year are not necessarily indicative of results for the year. Certain prior period amounts have been reclassified to conform with the current year presentation.

  2.   Employees' Retirement Plans and Benefits

       Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans. This statement requires the Company to accrue the estimated cost of future retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care and life insurance, as premiums or claims were paid. The statement allowed recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the initial postretirement benefit obligation of $14 million over a period of twenty years.

       Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that certain benefits provided to former or inactive employees after employment but prior to retirement, including disability benefits and health care continuation coverage, be accrued based upon the employees' services already rendered. The cumulative effect of this accounting change was an after-tax charge of $2.6 million or $0.06 per share in the first quarter of 1994. The increase to the annual cost of providing such benefits will not be significant.

  3.   Dispositions

       In the first quarter of 1993, the Company sold two small operations for gross proceeds of $3.8 million. Pre-tax gains of $3.3 million have been recognized on the sales with resulting after-tax gains totaling $2.0 million or $0.05 per share. The pre-tax gains are included in Other Income (Expenses) in the Consolidated Statements of Operations.

       See Note 10 for information relating to the August 1994 announcement of the Company's intent to sell its U.S.-based personal lines insurance broking business.

  4.  Income Taxes

       Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this standard increased net income in the first quarter of 1993 by $3.3 million or $0.08 per share. Tax benefits of $3.2 million were also allocated to paid-in capital representing the difference in the tax bases over the book bases of the net assets of taxable business combinations accounted for as pooling of interests. These benefits would have been recognized at the respective dates of combination if SFAS No. 109 had been applied at that time.

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
            Unaudited Notes to Financial Statements (continued)
            ---------------------------------------------------

  4.  Income Taxes (continued)

       During 1993, the Company reached an agreement with the Appeals Offices of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 through 1986, most of which relate to issues arising out of the acquisition of Alexander Howden Group plc. The Company was advised by the IRS, in a letter dated May 26, 1994, that the Joint Committee on Taxation had approved that settlement agreement. The liability for tax and net interest with regard to this settlement will actually be due for years 1987 through 1989 due to acceleration in the use of net operating losses and tax credits. The Company is currently under examination by the IRS for years 1987 through 1991.

       The Company believes that its current tax reserves are adequate to cover its tax liabilities including the 1980-1986 settlement.

  5.   Discontinued Operations

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

       The types of claims being reported on the Orion insurance pooling arrangement are primarily asbestosis, environmental pollution and latent disease claims in the U.S. and are coupled with substantial litigation expenses. Liabilities for these claims cannot be estimated by conventional actuarial reserving techniques because the available historical experience is not sufficient to apply such techniques for these types of claims and case law, which will ultimately determine the extent of these liabilities, is still evolving. To date, U.S. case law has already altered the intent and scope of these policies to some extent. Therefore, the Company has obtained advice from an independent actuarial firm who used available exposure information and various projection techniques in estimating the Company's ultimate exposure. The Company has provided as its ultimate exposure the actuarial firm's latest available point estimate, which approximates the mid-point within their range of expected loss, and a provision for Sphere Drake's share of uncollectible reinsurance recoverables. The $70 million difference between the low and high estimates of their range is quite wide due to the expansion of coverage and liability by certain state courts and legislatures for environmental pollution and other losses in the past and the possibility of similar interpretations in the future, as well as the uncertainty in determining what scientific standards will be acceptable for measuring site cleanup.

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
            Unaudited Notes to Financial Statements (continued)
           ----------------------------------------------------

  5.   Discontinued Operations (continued)

       Sphere Drake's appeal of a lawsuit against the Names on Lloyd's Syndicate 701 seeking payment of funds due Sphere Drake pursuant to a stop-loss reinsurance contract with Syndicate 701 and a determination of continuing stop-loss coverage protecting Sphere Drake under that contract was heard in October 1993 with the U.K. Court of Appeal upholding the adverse decision of the lower court. The Company has provided $45.4 million as its ultimate exposure under this indemnity based on the latest available estimate by an independent actuarial firm. However, unlike the Orion indemnity, the Company's opinion is that this indemnity is limited in amount pursuant to the terms of the stop-loss reinsurance contract. The maximum remaining exposure beyond what the Company has currently provided is $18.6 million.

       Zero coupon notes with interest at 10 percent to 12 percent and warrants to purchase five percent of Sphere Drake stock, which were acquired in connection with the sale of Sphere Drake, are subject to offset for indemnities regarding the adequacy of loss reserves and recoverability of reinsurance receivables on the books of Sphere Drake at December 31, 1986. Based on estimates of an independent actuarial firm, there has been deterioration in loss reserves and uncollectible reinsurance balances that will offset substantially all of the interest income of the zero coupon notes. The remaining exposure for this indemnity is limited to the discounted carrying amount of the notes which is
       19.3 million pounds sterling ($29.8 million and $28.5 million at June 30, 1994 and December 31, 1993,respectively) plus the realized proceeds of $6.5 million from the 1993 exercise of the warrants.

       The Sphere Drake indemnities and other liabilities arising out of the discontinued operations are expected to be settled and paid over many years and could extend over a 20 to 30 year period.

       Reinsurance agreements provide the Atlanta and Bermuda insurance companies with insurance coverage for their reserves as of December 31, 1988, and for up to $50 million of insurance coverage for potential losses in excess of those reserves, subject to a deductible for one of the Atlanta companies of $12.5 million. At June 30, 1994, the Company has recorded $5.6 million of the deductible, which approximates the midpoint of the actuarial firm's range of expected loss, and has utilized $21.5 million out of the $50 million of insurance coverage.
       The remaining unrecognized deductible of $6.9 million is within the actuarial firm's range of expected loss. The agreements also provide for a reinsurance premium adjustment whereby at any time after January 1, 2001, the reinsurance agreements can be terminated and any excess funds, net of any reinsurance premium paid to a substitute reinsurance company, would be returned to the Company. The reinsurance premium adjustment is currently estimated to be $11.1 million.

       In addition, the Company is exposed to a number of other indemnities, exposures and contingencies primarily related to the sale of Sphere Drake.

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
            Unaudited Notes to Financial Statements (continued)
           ----------------------------------------------------

  5.   Discontinued Operations (continued)

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

       Effective July 1, 1994, certain subsidiaries of the Company entered into a reinsurance agreement providing $200 million of coverage for certain discontinued exposures in excess of an aggregate self-insured retention of $73 million for a premium of $80 million. The reinsurance agreement provides coverage for the previously disclosed Orion and Syndicate 701 exposures as well as underwriting exposures related to the activities of Swann & Everett, an underwriting agency that the Company is running-off. Included in the $200 million of coverage is $10 million of additional coverage in excess of the current coverage provided to the Atlanta and Bermuda insurance companies under the 1989 reinsurance agreement. The Company may be liable for certain additional premiums if loss experience deteriorates significantly beyond what is currently actuarially projected.
       In addition, if loss experience proves favorable, the Company may recover upon termination of the reinsurance agreement an amount based on a notional experience account. This agreement can be terminated starting December 31, 1996 at the Company's option and may be terminated at the reinsurer's option if the Atlanta and Bermuda reinsurance agreements are terminated prior to January 1, 2006. In connection with the AIG Agreement discussed in Note 10, the Company's right to terminate the agreement is subject to the consent of AIG as long as they are the holder of the shares related to the AIG Agreement. As a result of this transaction, the Company recorded a $6 million charge in the second quarter of 1994 representing the cost of the premium and deductible that exceeded existing reserves for the covered exposures.

  6.   Per Share Data

       Primary earnings per share are computed by dividing earnings
       (loss) attributable to common stockholders by the weighted average number of shares of Common Stock and their equivalents (Class A and Class C Common Stock) outstanding during the period and, if dilutive, shares issuable upon the exercise of stock options and upon conversion of the convertible subordinated debentures. The $3.625 Series A Convertible Preferred Stock issued in March 1993 is not a common stock equivalent. The computation of fully diluted earnings per share for the periods presented was antidilutive; therefore, the amounts for primary and fully diluted earnings are the same.

  7.   Investments

       Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. As of January 1, 1994, net unrealized holding gains totaled $5.5 million, net of deferred income taxes of $3.6 million. At June 30, 1994, net unrealized holding gains totaled $0.2 million, net of deferred income taxes of $0.6 million, and are reported as a separate component of stockholders' equity. During the first six months of 1994, proceeds from sales of securities totaled $15.4 million with gross realized gains totaling $0.4 million.

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
              ----------------------------------------------------

  7. Investments (continued)

     The amortized cost and estimated fair value of debt and equity securities and financial instruments used to hedge these investments as of June 30, 1994 are summarized below:

                                              Gross          Gross        Estimated
                              Amortized     Unrealized     Unrealized        Fair
                                 Cost         Gains          Losses         Value
                              ---------     ----------     ----------     ----------
    Equity securities          $  1.7           $4.9          $  -         $  6.6
    Euro-time deposits           48.6             -            (0.1)         48.5
    Certificates of deposit     144.4             -              -          144.4
    U.S. Government agencies/
      state issuances            74.8             -              -           74.8
    Other                        62.4             -            (0.1)         62.3
    Financial instruments -
      used as hedges               -             1.2           (5.1)         (3.9)
                             --------      ---------      ---------      --------
    Total debt & equity
      securities               $331.9           $6.1          $(5.3)       $332.7
                             ========      =========      =========      ========

     The amortized cost and estimated fair value of debt securities at June 30, 1994 by contractual maturity are summarized below:

                                                              Estimated
                                            Amortized            Fair
                                               Cost             Value
                                            ---------         ----------

    Due in one year or less                $  276.7          $  276.5
    Due after one year through five years      16.0              16.0
    Due after five years through ten years      0.2               0.2
                                           --------          ---------
                                              292.9             292.7
    Mortgage backed securities                 37.3              37.3
                                           --------          ---------
    Total debt securities                  $  330.2          $  330.0
                                           ========          =========


  8.   Long-Term Debt

       The Company has a long-term credit agreement with various banks which expires in July 1995. The agreement provides for unsecured borrowings and contains various covenants including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations.

       At March 31, 1994, the Company was not in compliance with one of the financial covenants of the long-term credit agreement; however, the bank group granted a waiver of this requirement.
       In addition, the agreement was amended to reduce the amount of such commitment from $150 million to $75 million and required the Company to be in compliance with all of the financial covenants for two consecutive quarters prior to making committed borrowings.

       Effective July 15, 1994, the long-term credit agreement was amended to increase the amount of the commitment from $75 million to $150 million and the bank group removed the condition that the Company must be in compliance with the financial covenants for two consecutive quarters. In addition, at June 30, 1994, the Company was not in compliance with two of the financial covenants; however, the bank group granted a waiver of such compliance for the second quarter of 1994.

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
              ----------------------------------------------------

  8.  Long-Term Debt (continued)

       As a result of the July 1994 amendment, the Company has full and immediate access to the $150 million credit line. The Company has no borrowings outstanding under this agreement and does not anticipate a need to borrow under the agreement for the duration of its term.

       See Note 10 for information relating to the assumption of the Company's $19.5 million of non-recourse mortgage notes pursuant to the July 1994 sale of a Company-owned office building to the purchasers of Shand, Morahan & Company, Inc. (Shand).

       Also, see Note 10 for information relating to additional long-term financing in July 1994.

  9.   Contingent Liabilities

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

       In 1987, the Company sold Shand, its domestic underwriting management subsidiary. The Company has agreed to indemnify the purchasers of Shand against certain contingencies, including the Mutual Fire, Marine and Inland Insurance Company (Mutual
       Fire) and the errors and ommissions contingencies described below.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
            Unaudited Notes to Financial Statements (continued)
           ----------------------------------------------------

  9.   Contingent Liabilities (continued)

       Prior to its sale in 1987, Shand and its subsidiaries provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire. Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In January 1990, the Supervisory Court approved a plan of rehabilitation for Mutual Fire. The rehabilitator, in February 1991, filed a complaint in the Commonwealth court against Shand and the Company. The case was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that Shand, and in certain respects the Company, breached duties to, and agreements with, Mutual Fire. In addition to claiming compensatory damages, the complaint seeks punitive damages and recovery of certain commissions paid to Shand and the Company. The complaint does not specify, to any meaningful degree, the amount of alleged damages incurred or sought. The rehabilitator, through an updated expert's report, has indicated to Shand and the Company that the damages alleged are in the amount of $234.6 million. The expert's report previously alleged damages in the amount of $238.5 million.
       The Company and Shand strongly disagree with the alleged damages in the updated report and have substantial arguments to sustain their position. The Company and Shand have finalized a series of expert's reports that rebut the rehabilitator's report. The case is likely to be placed on the trial calendar in 1994. Management believes that there are valid defenses to the allegations set forth in the complaint, and the Company intends to vigorously defend against this action.

       Also, the sales contract between the Company and Shand's purchasers obligates the Company to certain indemnities with respect to transactions involving Mutual Fire. In November 1992, the purchaser asserted indemnification claims related to reinsurance recoverables due from Mutual Fire. In February 1993, the Company agreed to settle certain of these claims.
       The Company has estimated its exposure under this settlement, net of anticipated recoveries from certain trusteed assets held for Shand's benefit of $10.8 million and net of $4.6 million of set-offs, and established a reserve in 1992. The Mutual Fire rehabilitator has challenged Shand's right to recover these assets and utilization of such set-offs.

       The purchasers of Shand have also notified the Company of indemnification claims for reinsurance recoverables arising under the Company's obligation to indemnify the purchasers for losses suffered as a result of errors and omissions in connection with professional services provided by Shand prior to the sale of Shand in 1987. To date, five reinsurers have alleged that Shand committed such errors and omissions, and the purchasers of Shand have advised the Company that based on the outcome of reviews of other professional services provided by Shand, other reinsurers may make similar allegations in the future. To date there has been no adjudication that Shand in fact committed any error or omission, and in the pending arbitrations between Shand and its reinsurers in which the alleged errors and omissions are at issue Shand is actively disputing the allegations. Of the five indemnification claims asserted by the purchasers of Shand against the Company, two have been settled. The remaining three indemnification claims are the subject of an arbitration proceeding commenced by the purchasers against the Company in July 1994 in which the purchasers seek reinsurance recoverables or collateral for such recoverables in excess of $16.5 million. The Company believes that, until the merits of the alleged errors and omissions have been adjudicated, the Company's exposure under the indemnity is limited to the costs and related expenses incurred by Shand in adjudicating the merits of the allegations. The Company intends vigorously to dispute the indemnification claims for reinsurance recoverables asserted by the purchasers in the arbitration.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
            Unaudited Notes to Financial Statements (continued)
           ----------------------------------------------------

   9.  Contingent Liabilities (continued)

       On November 4, 1993, a class action suit was filed against the Company and two of its directors and officers in the United States District Court for the Southern District of New York.
       In response to the defendant's motion to dismiss, an amended complaint was filed on February 16, 1994, purportedly on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to September 28, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work in progress. The amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of the federal securities laws. At a conference with the U.S. District Court for the Southern District of New York in March 1994, counsel for the plaintiff was directed to inform counsel for the Company whether plaintiff intended to file a second amended complaint. Pending a decision by plaintiffs' counsel, the Company's time to move or answer the amended complaint is in abeyance. The Company intends to vigorously dispute this claim.

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

  10.  Subsequent Events

       On June 7, 1994, the Company and American International Group, Inc. (AIG) entered into a Stock Purchase and Sales Agreement (AIG Agreement). At a special meeting of the stockholders held on July 15, 1994, stockholders entitled to vote approved all matters relating to the proposed AIG investment. Following the special meeting, the transactions contemplated by the AIG Agreement were completed on July 15, 1994 (Closing).

       Under the terms of the AIG Agreement, three wholly owned subsidiaries of AIG invested an aggregate $200 million in the Company and received 4 million non-voting shares of the Company's 8% Series B Cumulative Convertible Preferred
       Stock, par value $1.00 (Series B Convertible Preferred Shares), at a purchase price of $50 per share, with dividends payable at a rate of 8% per annum per share. Until December 15, 1996, dividends on the Series B Convertible Preferred Shares are payable in kind and thereafter, at the election of the Board of Directors, in cash or in kind until December 15, 1999, provided that if the Company at any time pays dividends in cash on or after December 15, 1996, the Company may not thereafter declare or pay dividends in kind. The Series B Convertible Preferred Shares have a liquidation preference of $50 per share.

       At the option of AIG, the Series B Convertible Preferred Shares are convertible into the Company's non-voting Class D Common Stock, $1.00 par value (Class D Shares), at a conversion price of $17 per share, subject to adjustment. Class D Shares are exchangeable for the Company's voting Common Stock, par value $1.00 on a share-for-share basis; however, AIG has agreed to limit to 9.9% the percentage of the Company's voting shares it may acquire, absent certain events. AIG has also agreed, with specified exceptions, to refrain from attempting to increase its interest in or influence over the Company by tender offer or proxy solicitation or other means for a period of eight years following the Closing, subject to the occurrence of certain events that would terminate AIG's standstill covenants.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
              ----------------------------------------------------

  10.  Subsequent Events (continued)

       After giving effect to estimated transaction expenses and the cost of an option for an insurance arrangement, the sale of the Series B Convertible Preferred Shares will increase the Company's capital by approximately $196 million. Dividends on the Series B Convertible Preferred Shares will reduce the amount of earnings otherwise available for common stockholders by approximately $16 million in the first year after issuance, and by approximately $23 million in the fifth year after issuance, assuming dividends on the Series B Convertible Preferred Shares were to be paid in kind throughout the first five years after issuance.

       Under the AIG Agreement, the Company has agreed to make certain payments to AIG if tax payments and reserves relating to periods before March 31, 1994 exceed the Company's tax reserves as of March 31, 1994, or if the Company determines that certain liabilities were greater than, or that certain assets had an ultimate realizable value less than, the related amounts shown on the Company's balance sheet as of March 31, 1994. The making of any such payments by the Company would, in effect, reduce the consideration received by the Company for the Series B Convertible Preferred Shares.

       In connection with the AIG Investment, the Board of Directors amended the Rights Agreement, dated as of June 11, 1987, between the Company and First Chicago Trust Company of New York, as amended and restated as of March 22, 1990, as amended April 21, 1993 (Rights Agreement). Pursuant to Amendment No. 2 to the Rights Agreement, effective as of June 6, 1994, the acquisition of Series B Convertible Preferred Shares upon closing of the AIG Agreement, the acquisition of Class D Shares upon conversion of Series B Convertible Preferred Shares, the acquisition of Common Stock upon exchange for Class D Shares or the acquisition by AIG or its affiliates or any transferee thereof of any securities of the Company (if such acquisition is permitted by the Purchase Agreement) will not (i) cause any person to become an Acquiring Person, (ii) cause the Distribution Date or the Shares Acquisition Date to occur, or (iii) give rise to a Section 11(a)(ii) Event (as such capitalized terms are defined in the Rights Agreement). With respect to the Rights Agreement, the Class D Shares will be treated as if such shares were Class C Common Stock, $1.00 par value, of the Company.

       In addition, on July 15, 1994, the Board of Directors approved Amendment No. 3 to the Rights Agreement, which provides for, among other things, modifications of the definitions of Acquiring Person and Distribution Date to raise from 10% to 15% the percentage of stock ownership needed to cause a person to become an Acquiring Person or to cause a Distribution Date to occur (as such capitalized terms are defined in the Rights Agreement).

       In connection with the AIG Investment, amendments to the Company's charter were approved at a special meeting of stockholders held on July 15, 1994. The amendments authorize
       (i) a new class of common stock, Class D Shares, and (ii) an increase in the number of authorized shares of the capital stock of the Company from 88,500,000 shares to 292,000,000 shares. In addition, 4,000,000 shares of Series B Convertible Preferred Shares were issued on July 15, 1994. In related matters, the number of authorized shares of the Series A Junior Participating Preferred Stock, $1.00 par value was increased from 600,000 shares to 1,000,000 shares and certain amendments were made to the Company's Rights Agreement. Reference is made to Part II,
       Item 2 of this report for a description of the rights of Class D Shares and Series B Convertible Preferred Shares and the amendments to the Rights Agreement.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
              ----------------------------------------------------

  10.  Subsequent Events (continued)

       Holders of Series B Convertible Preferred Shares have the right to require the Company to purchase all or any part of the Series B Convertible Preferred Shares then held by such holders upon the occurrence of a Special Event. A Special Event includes the declaration or payment of dividends aggregating in excess of $0.075 per share of Common Stock during the last seven months of 1994, cumulatively 25% of earnings in 1995 and 1996, and cumulatively 50% of earnings thereafter; the disposition by the Company of assets representing 35% or more of the Company's book value or gross revenues; and certain mergers of the Company or any of its principal subsidiaries with or into any other firm or entity. Other Special Events include the acquisition by a third party, with the consent or approval of the Company, of beneficial ownership of securities representing 35% or more of the Company's total outstanding voting power.

       On July 1, 1994, Alexander & Alexander Services Inc. borrowed
       $50 million from the reinsurance company that executed the reinsurance contract discussed in Note 5. The note is payable in five equal annual installments, commencing July 1, 1997 and bears interest at a rate of 9.45%. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize Alexander & Alexander Services Inc.'s note to settle reinsurance claims under the contract.

       On July 15, 1994, the purchasers of Shand executed their Purchase Agreement option to purchase an office building owned and accounted for by the Company as a direct financing lease by assuming the non-recourse mortgage notes of $19.5 million. No gain or loss will be recognized on this transaction.

       On August 4, 1994, the Company signed a letter of intent to sell its U.S.-based personal lines insurance broking business. The sale is subject to certain conditions, including the execution of a definitive agreement and obtaining regulatory approvals. The total proceeds from the sale are expected to approximate
       $30 million with a resulting pre-tax gain of approximately $20 million.

    Alexander & Alexander Services Inc. & Subsidiaries (the Company)
       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
    ----------------------------------------------------------------

  Results of Operations
  ---------------------

  General
  -------

  The Company's Board of Directors and management team have completed a number of initiatives to improve the Company's financial condition and future profitability. These actions include the following:

     -    In June, Frank G. Zarb was appointed as Chairman of the
          Board, President and Chief Executive Officer of the Company.

     -    In June, the quarterly dividend on the Company's Common
          Stock and Common Stock equivalents was reduced by 90 percent from $0.25 to $0.025 per share.

     - In July, American International Group, Inc. (AIG) invested $200 million in the Company and received 4 million shares of the Company's Series B Convertible Preferred Shares.

     - In July, reinsurance coverage was obtained at a cost of $80 million to protect against further deterioration in loss reserves related to certain of the Company's discontinued operations.

     - In July, the Company's long-term credit agreement with various banks was amended to restore the Company's ability to borrow up to $150 million.

     - In July, three new directors were elected, increasing the size of the Company's Board of Directors from 8 to 11 members.

  In addition to these actions already taken, a number of initiatives are underway to further strengthen the Company's balance sheet and increase operating margins.

  The Company is conducting an analysis of its core business activities and is currently reviewing its options with respect to selling certain non-core businesses and other assets. In this regard, in early August the Company announced it has signed a letter of intent to sell its personal lines insurance brokerage business in the U.S. The total proceeds on this sale are estimated to be $30 million with a resulting estimated pre-tax gain of approximately $20 million.

  The Company is actively reviewing its options with respect to indemnity exposures relating to operations previously sold, the largest of these exposures represented by the Mutual Fire lawsuit.

  The Company has also begun comprehensive worldwide reviews of its operations to identify and implement ways of expanding new business efforts and reducing overall costs. These reviews are expected to be completed by year-end 1994 and could result in a significant charge for restructuring and other matters.

  The factors that have negatively influenced insurance brokerage revenues in the past years continued through the first six months of 1994. These factors include soft pricing due to the intense competition among insurance underwriters and significant declines in interest rates. Consulting revenues have also been constrained during this period due to worldwide economic conditions and uncertainty over health care reform in the U.S. The Company does not anticipate significant changes in such conditions for the remainder of 1994.

    Alexander & Alexander Services Inc. & Subsidiaries (the Company)
       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)
  ---------------------------------------------------------------------

  Results of Operations (continued)
  ---------------------------------

  Three Months ended June 30, 1994 vs. 1993
  --------------------------------------------

  The net loss for the three months ended June 30, 1994 was $2.2 million, or $0.10 per share. Included in the results was a $6 million after-tax charge, or $0.14 per share, relating to the purchase of reinsurance coverage for indemnities and exposures of the Company's discontinued operations.

  In the comparable period in 1993, the Company reported net income of $13.1 million, or $0.26 per share.

       Operating Revenues
       ------------------

       Consolidated operating revenues were $335.1 million for the second quarter of 1994, a decrease of $6.8 million or 2 percent from the corresponding period in 1993. Total revenues were essentially equal to last year after adjusting for a $4 million decrease due to changes in foreign exchange rates and $3 million due to the effect from operations sold in 1993.

       Broking commissions and fees in the risk management and insurance services operations increased by $1.8 million, or 0.8 percent, when compared to the second quarter of 1993. Foreign exchange rate variances negatively impacted such revenues by $2.3 million.

       Broking revenues in the U.S. retail organization decreased by $5.9 million in the second three months of 1994 compared to 1993 primarily due to lost business and sluggish new business growth. Offsetting the U.S. retail decline was a $4.7 million increase in revenues due to the third quarter 1993 acquisition of a retail broking operation in Mexico and a $2 million increase from the U.K./Continental Europe operations.

       Specialist insurance broking commissions and fees decreased by $1.9 million in the second quarter of 1994 versus 1993 primarily due to the withdrawal from the market of an underwriter as well as continued casualty business competition and lower rates in the U.S.

       Reinsurance broking commissions and fees decreased by $2.2 million in the second three months of 1994 compared to 1993, of which $0.8 million was due to changes in foreign exchange rates.

       Human resource management consulting commissions and fees increased by $1.4 million in the second quarter of 1994 compared to the corresponding quarter in 1993, primarily due to new business efforts and higher client retention in the U.S.

       Total fiduciary investment income decreased by $2.1 million or
       14.9 percent for the second three months of 1994 versus 1993 due to lower interest rates and lower average investment levels, particularly in the U.S.

       Operating Expenses
       ------------------

       Consolidated operating expenses were $320.5 million for the second three months of 1994, an increase of $4.2 million or 1.3 percent compared to the comparable quarter of 1993. The effect of changes in foreign exchange rates and hedging contract gains and losses was favorable by $6 million.

    Alexander & Alexander Services Inc. & Subsidiaries (the Company)
       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)
  ---------------------------------------------------------------------

  Results of Operations (continued)
  ---------------------------------

  Three Months ended June 30, 1994 vs. 1993
  --------------------------------------------

       Operating Expenses (continued)
       ------------------------------

       Salaries and related benefits increased by $6 million or 3.1 percent, including $2 million relating to the 1993 acquisition in Mexico. Staff costs in 1994 include normal salary progressions and higher benefit costs partially offset by a 2.3 percent decline in headcount.

       Other operating expenses decreased by $1.8 million or 1.4 percent in the second quarter of 1994 compared to 1993. The effects of changes in foreign exchange rates, including currency hedging gains was favorable by $1.4 million. Offsetting this was $1 million of other operating expenses relating to the Mexico acquisition.

       Other Income (Expenses)
       -----------------------

       Investment income earned on operating funds decreased by $0.7 million due to lower interest rates and investment levels.

       Interest expense increased by $0.3 million primarily due to acquisition-related debt.

       Other income (expenses) decreased by $0.8 million in the second three months of 1994 compared to 1993 primarily due to lower litigation costs relating to the Mutual Fire lawsuit.

       Income Taxes
       ------------

       The Company reported tax expense of $4 million on pre-tax income of $9.1 million in the second quarter of 1994. This compared to an expected tax expense of $3.2 million based upon the U.S. statutory rate of 35 percent. The tax rate was negatively impacted by the non-deductibility of certain expenses for tax purposes, including amortization of goodwill and entertainment expenses. Partially offsetting these factors were foreign tax rates which are lower than the U.S. statutory rate.

       Discontinued Operations
       -----------------------

       Effective July 1, 1994, the Company entered into a reinsurance agreement providing $200 million of coverage for certain discontinued exposures in excess of an aggregate self-insured retention of $73 million. The premium paid for this agreement was $80 million. The reinsurance agreement provides coverage for the previously disclosed Orion and Syndicate 701 exposures as well as underwriting exposures related to the activities of Swann & Everett, an underwriting agency the Company is running-off. Included in the $200 million of coverage is $10 million of additional coverage in excess of the current coverage provided to the Atlanta and Bermuda insurance companies under the 1989 reinsurance agreement. The Company may be liable for certain additional premiums if loss experience deteriorates significantly beyond what is currently actuarially projected.

       As a result of this transaction, the Company recorded a $6 million charge in the second quarter of 1994 representing the cost of the premium and deductible that exceeded existing reserves for the covered exposures.

    Alexander & Alexander Services Inc. & Subsidiaries (the Company)
       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)
  ---------------------------------------------------------------------

  Results of Operations (continued)
  ---------------------------------

  Six Months ended June 30, 1994 vs. 1993
  ---------------------------------------

  The net loss for the six months ended June 30, 1994 was $6.6 million, $0.25 per share. Included in the results was a $6 million after-tax charge of $0.14 per share, relating to the purchase of reinsurance coverage for the Company's discontinued operations and a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers Accounting for Postemployment Benefits."

  Net income for the six months ended June 30, 1993 was $26.3 million or $0.56 per share, including after-tax gains of $2 million or $0.05 per share from the sale of two small operations and a gain relating to a cumulative effect adjustment of $3.3 million, or $0.08 per share, from a change in accounting for income taxes.

  Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The Company elected to amortize the initial transition obligation of $14 million over a twenty year period. The effect of this accounting change was not significant to the Company's results of operations.

       Operating Revenues
       ------------------

       Consolidated operating revenues were $658.1 million for the first six months of 1994, a decrease of $8.6 million or 1.3 percent from the $666.7 million in the first six months of 1993. The effects of changes in foreign exchange rates and the revenues of operations sold in 1993 were unfavorable by $12.8 million.

       Total commissions and fees decreased by $3.9 million or 0.6 percent in the first half of 1994 compared to 1993. The effects of changes in foreign exchange rates and the revenues from operations sold in 1993 negatively impacted the comparable period by $9.8 million.

       Worldwide risk management and insurance services broking revenues were essentially flat in the first six months of 1994 versus the corresponding period in 1993. Broking revenues in the U.S. decreased by $15.6 million in the first six months of 1994 compared to 1993. The continued softness in certain insurance markets and lost business had a negative impact on broking revenues. Offsetting a majority of the U.S. decline was a $9.1 million increase in 1994 revenues due to the third quarter 1993 acquisition in Mexico, a $2.4 million increase in the European operations and a $2 million increase in the Company's U.S.- based claims administration operation.

       Specialist commissions and fees decreased by $1.8 million in the first six months of 1994 over 1993 due to the withdrawal of a significant underwriter for certain classes of business as well as lower contingent commissions.

       Reinsurance broking commissions and fees were up $2.9 million in the first six months of 1994 versus 1993 primarily due to selected premium rate increases and new business, particularly in Canada, France and Latin America.

      Alexander & Alexander Services Inc. & Subsidiaries (the Company)
        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
  -----------------------------------------------------------------------

  Results of Operations (continued)
  ---------------------------------

  Six Months ended June 30, 1994 vs. 1993 (continued)
  ---------------------------------------------------

       Operating Revenues (continued)
       ------------------------------

       Human resource management consulting commissions and fees increased by $2.3 million or 2.3 percent in the first half of 1994 compared to 1993. Revenue growth of $5.4 million or 8.4 percent was reflected in the U.S. operations due to new business and client retention efforts. Partially offsetting this increase was a $2.9 million decrease in the Canadian operations due to changes in foreign exchange rates and a decline in the expected realization of consulting services.

       Fiduciary investment income decreased by 16.7 percent for the first six months of 1994 compared to 1993 primarily due to lower interest rates and average investment levels, particularly in the U.S.

       Operating Expenses
       ------------------

       Consolidated operating expenses were $638.3 million for the first six months of 1994, an increase of $16.1 million or 2.6 percent compared to the comparable period of 1993. The effect of changes in foreign exchange rates and hedging contract gains and losses was favorable by $6.6 million for the comparative period.

       Salaries and related benefits increased by $11.2 million or 2.9 percent, including $4 million relating to the 1993 acquisition in Mexico. Staff costs in 1994 include normal salary progressions and higher benefit costs partially offset by a 2.3 percent decline in headcount.

       Other operating expenses increased by $4.9 million or 2.1 percent in the first six months of 1994 compared to 1993, including $2 million relating to the Mexico acquisition. This increase also reflects higher systems development expenses and insurance costs.

       Other Income (Expenses)
       -----------------------

       Investment income earned on operating funds decreased by $1.2 million due to lower interest rates and investment levels.

       Interest expense decreased by $0.4 million due to lower average debt levels.

       Other income (expenses) in 1994 and 1993 includes $5.4 million and $6.6 million, respectively, of provisions for legal costs and, in 1994, estimated indemnities of $1.2 million to the purchasers of Shand related to the Mutual Fire rehabilitation and in 1993 included pre-tax gains of $3.3 million on the sales of two small operations in the U.S., including a retail brokerage office and a small claims administration operation.

       Income Taxes
       ------------

       The Company reported income taxes of $3.8 million on pre-tax income of $9.6 million in the first half of 1994. This compares to an expected tax expense of $3.4 million based upon the U.S. statutory rate of 35 percent. The tax rate was favorably impacted by state and local tax benefits on losses generated in the U.S. operations in the first six months of 1994 as well as foreign tax rate lower than the U.S. statutory rate. Offsetting these factors are certain expenses which are not deductible, including amortization of goodwill and entertainment expenses.

      Alexander & Alexander Services Inc. & Subsidiaries (the Company)
        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
  -----------------------------------------------------------------------

  Results of Operations (continued)
  ---------------------------------

  Six Months ended June 30, 1994 vs. 1993 (continued)
  ---------------------------------------------------

       Income Taxes (continued)
       ------------------------

       The Company's effective tax rate in the first six months of 1993 was 36.5 percent. This rate was higher than the U.S. rate of 34 percent primarily due to amortization of goodwill and other non-deductible expenses. The tax rate was favorably impacted by the results of Clay & Partners, a U.K.-based actuarial consulting operation acquired in 1993 in a pooling of interests transaction. Prior to the merger, Clay & Partners operated as a partnership and accordingly, their results did not reflect corporate income taxes of approximately $1 million.

       As discussed in Note 4, the Company was advised by the IRS, in a letter dated May 26, 1994, that the Joint Committee on Taxation had approved that settlement agreement. The liability for tax and net interest with regard to this settlement will actually be due for years 1987 through 1989 due to acceleration in the use of net operating losses and tax credits. The Company is currently under examination by the IRS for years 1987 through 1991.

       The Company believes that its current tax reserves are adequate to cover its tax liabilities including the 1980-1986 settlement.

       Cumulative Effect Adjustments
       -----------------------------

       Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that certain benefits provided to former or inactive employees after employment but prior to retirement, including disability benefits and health care continuation coverage, be accrued based upon the employees' service already rendered. The cumulative effect of this accounting change was an after-tax charge of $2.6 million or $0.06 per share in the first quarter of 1994. The increase to the annual cost of providing such benefits will not be significant.

       Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this standard increased net income in the first quarter of 1993 by $3.3 million or $0.08 per share. Tax benefits of $3.2 million were also allocated to paid-in capital representing the difference in the tax bases over the book bases of the net assets of taxable business combinations accounted for as pooling of interests. These benefits would have been recognized at the respective dates of combination if SFAS No. 109 had been applied at that time.

  Liquidity and Capital Resources
  -------------------------------

  During the first six months of 1993, cash and cash equivalents increased by $101.4 million. Of this amount, operating funds decreased by $41.6 million and fiduciary funds, which are generally not available for operating needs, increased by $143 million. At June 30, 1994, the Company's operating cash and cash equivalents balance was $109.8 million.

  The net cash provided by operating activities for the first six months of 1994 was due largely to changes in fiduciary balances.

  The Company's net capital expenditures for property and equipment were $10.9 million the first six months of 1994. Capital expenditures are expected to increase throughout the year as the Company continues with its investment in redesigning work processes and enhancing systems technology.

      Alexander & Alexander Services Inc. & Subsidiaries (the Company)
        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
  -----------------------------------------------------------------------

  Liquidity and Capital Resources (continued)
  -------------------------------------------

  The Company has a long-term credit agreement with various banks which expires in July 1995. The amended agreement provides for unsecured borrowings and contains various covenants including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations.

  At March 31, 1994, the Company was not in compliance with one of the financial covenants of the long-term credit agreement. The
  Company's bank group granted a waiver of this covenant requirement for the first quarter of 1994.

  In addition, effective as of March 31, 1994, the long-term credit agreement was amended to reduce the amount of the commitment from $150 million to $75 million. The Amendment also required that the Company be in compliance with all of the credit agreement's financial covenants for two consecutive quarters, without giving effect to any waiver of compliance which may have been granted, prior to making committed borrowings under the long-term credit agreement.

  At June 30, 1994, the Company was not in compliance with two of the financial covenants and the bank group granted a waiver of such covenant requirements for the second quarter of 1994.

  Effective July 15, 1994, the long-term credit agreement was amended to increase the amount of the commitment from $75 million to $150 million and also to remove the March 31, 1994 provision requiring the Company to be in compliance with all covenants for two consecutive quarters prior to borrowing under the facility.

  As a result of the July 1994 amendment, the Company has full and immediate access to the $150 million credit line. The Company has no borrowings outstanding under this agreement, and does not anticipate a need to borrow under the agreement for the remainder of its term.

  Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $125.7 million, of which $121.8 million were unused at June 30,1994. These lines consist of uncommitted cancellable facilities in the U.S. and other countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2% of the line.

  On July 1, 1994, Alexander & Alexander Services Inc. borrowed
  $50 million from the reinsurance company that executed the reinsurance contract discussed in Note 5. The note is payable in five equal annual installments, commencing July 1, 1997 and bears interest at a rate of 9.45%. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize Alexander & Alexander Services Inc.'s note to settle reinsurance claims under the contract.

  At June 30, 1994, the Company has an accumulated deficit of $141.8 million. The Company's current financial position satisfies
  Maryland law requirements for the payment of dividends. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 10, in connection with future decisions with respect to dividends. As previously discussed, in May 1994 the Board of Directors reduced the Company's quarterly dividend from $0.25 to $0.025 per share. The estimated annual cash flow savings based upon the current number of shares outstanding is approximately $39 million.

      Alexander & Alexander Services Inc. & Subsidiaries (the Company)
        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
  -----------------------------------------------------------------------

  Liquidity and Capital Resources (continued)
  -------------------------------------------

  As described in Notes 5 and 9 of Unaudited Notes to Financial Statements, the Company has significant litigation and other exposures which may require cash resources. In addition, as described in Note 4 of Unaudited Notes to Financial Statements, the Company was advised by the IRS in a letter dated May 26, 1994, that the Joint Committee review has been completed and that the Company's settlement with the IRS has been approved. The settlement, which approximates $38 million in tax and net interest, does not require any cash resources until the examinations of the years 1987 through 1989 are finalized with the IRS. This is expected to occur in the second half of 1994. The Company has substantial arguments and legal defenses against its litigation exposures; however, the timing and ultimate outcome of these issues cannot be predicted with certainty. When funds are required on the settlement with the IRS and in the event additional funds are required to meet litigation exposures, the Company believes it has sufficient resources, including credit capacity, to cover those tax liabilities and other potential liabilities which are likely to arise on settlement of other issues.

  On July 15, 1994, pursuant to the terms of a Stock Purchase and Sales Agreement, AIG purchased from the Company 4,000,000 shares of Series B Convertible Preferred Shares at a purchase price of $50 per share for a total purchase price of $200,000,000. Such proceeds, net of approximately $3.8 million of related expenses, are available for general corporate purposes, of which $30 million has been used to fund the reinsurance arrangement with respect to discontinued operations.

  Under the terms of the AIG Agreement, the declaration or payment of dividends in excess of prescribed amounts may require the Company to purchase all or part of the then outstanding Series B Convertible Preferred Shares. Dividends on the Series B Convertible Preferred
  Shares will reduce the amount of earnings otherwise available for common stockholders by approximately $16 million in the first year after issuance, and by approximately $23 million in the fifth year after issuance, assuming dividends on the Series B Convertible Preferred Shares were to be paid in kind throughout the first five years after issuance. Reference is made to Part II, Item 2 of this report for a description of the rights of Series B Convertible Preferred Shares.

  Also, on July 15, 1994, the purchasers of Shand executed their Purchase Agreement option to purchase an office building owned and accounted for by the Company as a direct financing lease by assuming the non-recourse mortgage notes of $19.5 million. No gain or loss will be recognized on this transaction.

  The Company believes that cash flow from operations, along with current operating cash balances and supplemented by the proceeds from the Series B Convertible Preferred Shares and assets sales, will be sufficient to fund working capital and other operating requirements. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements.

                         PART II.  OTHER INFORMATION
              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

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

     Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the Section captioned "Mutual Fire and Shand Contingencies" which is amended in its entirety as follows.

     In 1987, the Company sold Shand, Morahan & Company, Inc. (Shand), its domestic underwriting management subsidiary. The sales contract between the Company and Shand's purchasers obligates the Company to certain indemnities with respect to transactions involving Mutual Fire Marine and Inland Insurance Company (Mutual
     Fire). The Company, Alexander & Alexander Inc., a subsidiary of the Company, and Shand are defendants in a lawsuit brought in 1991 by the Pennsylvania Insurance Commissioner as rehabilitator of Mutual Fire. The complaint alleges matters within the terms of such indemnification obligation. The action, in the United States District Court for the Eastern District of Pennsylvania and styled Constance B. Foster v. Alexander & Alexander Services Inc. et al. (Civil Action No. 91-1179), arises out of Shand's relationship as underwriting manager for Mutual Fire, now insolvent. The complaint alleges that Shand, and in certain respects the Company, breached duties to, and agreements with, Mutual Fire. In addition to claiming compensatory damages, the complaint seeks punitive damages and recovery of certain commissions paid to Shand and the Company. The complaint does not specify, to any meaningful degree, the amount of alleged damages incurred or sought. The rehabilitator, through an updated expert's report, has indicated to Shand and the Company that the damages alleged are in the amount of $234.6 million. The expert's report previously alleged damages in the amount of $238.5 million. The Company and Shand strongly disagree with the alleged damages in the updated report and have substantial arguments to sustain their position. The Company and Shand have finalized a series of expert reports that rebut the rehabilitator's report. The case is likely to be placed on the trial calendar in 1994. Management of the Company believes that there are valid defenses to the allegations set forth in the complaint and the Company is vigorously defending this action.

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

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 1. Legal Proceedings (continued)

     The purchasers of Shand have also notified the Company of indemnification claims for reinsurance recoverables arising under the Company's obligation to indemnify the purchasers for losses suffered as a result of errors and omissions in connection with professional services provided by Shand prior to the sale of Shand in 1987. To date, five reinsurers have alleged that based on the outcome of reviews of other professional services provided by Shand, Shand committed such errors and omissions, and the purchasers of Shand have advised the Company that other reinsurers may make similar allegations in the future. To date there has been no adjudication that Shand in fact committed any error or omission, and in the pending arbitrations between Shand and its reinsurers in which the alleged errors and omissions are at issue Shand is actively disputing the allegations. Of the five indemnification claims asserted by the purchasers of Shand against the Company, two have been settled. The remaining three indemnification claims are the subject of an arbitration proceeding commenced by the purchasers against the Company in July 1994 in which the purchasers seek reinsurance recoverables or collateral for such recoverables in excess of $16.5 million. The Company believes that, until the merits of the alleged errors and omissions have been adjudicated, the Company's exposure under the indemnity is limited to the costs and related expenses incurred by Shand in adjudicating the merits of the allegations. The Company intends vigorously to dispute the indemnification claims for reinsurance recoverables asserted by the purchasers in the arbitration.

     Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the legal proceeding captioned The Highway Equipment Company, et al. v. Alexander Howden Limited, et al. (Case No. 1-85-01667, U.S. Bankruptcy Court, So. Dist. Ohio, Western Div.) which is incorporated in its entirety herein, except as amended as follows. In April 1993, the bankruptcy court ordered a directed verdict in the Company's favor. That verdict was affirmed in March 1994 in a decision by the U.S. District Court for the Southern District of Ohio and plaintiffs have appealed the decision to the U.S. Court of Appeals for the Sixth Circuit.

     Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the legal proceeding captioned Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594) (S.D.N.Y.) which is incorporated in its entirety herein except as amended as follows. At a conference with the U.S. District Court for the Southern District of New York in March 1994, counsel for the plaintiff was directed to inform counsel for the Company whether plaintiff intended to file a second amended complaint. Pending a decision by plaintiffs' counsel, the Company's time to move or answer the amended complaint is in abeyance.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 2. Changes in Securities

     At a special meeting of the Company's stockholders held on July 15, 1994 (Special Meeting) an amendment to the Company's Charter (Charter Amendment) was approved. The Charter Amendment authorized (i) an increase in the number of authorized shares of stock of the Company (ii) the terms of a new class of common stock, Class D Common Stock, par value $1.00 (Class D Shares) and
     (iii) other minor amendments. At the Special Meeting, stockholders also approved the transactions contemplated by the Stock Purchase and Sale Agreement entered into by the Company and American International Group, Inc. (AIG) on June 7, 1994, as it may be amended from time to time (AIG Agreement), which included approval of the issuance and sale of 4,000,000 shares of the Company's 8% Series B Cumulative Convertible Preferred Stock, par value $1.00 (Series B Convertible Preferred Shares) to three wholly owned subsidiaries of AIG at a purchase price of $50 per share for a total purchase price of $200 million (AIG Investment).

     In related matters, the Board of Directors authorized an increase in the number of authorized shares of the Series A Junior Participating Preferred Stock, par value $1.00 (Participating Preferred Shares), from 600,000 shares to 1,000,000 shares and certain amendments were made to the Company's Rights Agreement associated with the Participating Preferred Shares.

     The following describes the Charter Amendment, the rights of Series B Convertible Preferred Shares and Class D Shares and the amendments associated with Participating Preferred Shares.

     Charter Amendment

     The Charter Amendment, which became effective on July 15, 1994, increased the total authorized capital stock of the Company to 292,000,000 shares of five classes consisting of 200,000,000 shares of Common Stock, par value $1.00 (Common Stock); 26,000,000 shares of Class A Common Stock, par value $.00001 (Class A Shares); 11,000,000 shares of Class C Common Stock, par value $1.00 (Class C Shares); 40,000,000 Class D Shares; and 15,000,000
     shares of Preferred Stock, par value $1.00 (Preferred Shares).
     The aggregate par value of all shares of all classes of stock which the Company will, pursuant to the Charter Amendment, have authority to issue is $266,000,260. Prior to the effective date of the Charter Amendment, the Company had total authorized capital stock equal to 88,500,000 shares of four classes consisting of 60,000,000 shares of Common Stock; 13,000,000 Class A Shares, 5,500,000 Class C Shares, and 10,000,000 Preferred Shares.

     Series B Convertible Preferred Shares

     The Series B Convertible Preferred Shares were issued on July 15, 1994. The shares are convertible into Class D Shares at a conversion price of $17 per share of Class D Share, subject to adjustment. The holders of the Class D Shares have the right to exchange Class D Shares for Common Stock, at any time or from time to time, on a share-for-share basis, subject to certain limitations discussed below as to the amount of shares which may be converted.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 2. Changes in Securities (continued)

     Series B Convertible Preferred Shares (continued)

     Holders of Series B Convertible Preferred Shares are entitled to receive cumulative dividends at a rate of 8% per annum payable quarterly in arrears. Until December 15, 1996, dividends on the Series B Convertible Preferred Shares are payable in kind and thereafter, at the election of the Board of Directors, in cash or in kind until December 15, 1999, provided that if the Company at any time pays dividends in cash on or after December 15, 1996, the Company may not thereafter declare or pay dividends in kind. With respect to dividend rights and rights of liquidation, dissolution and winding up, Series B Convertible Preferred Shares rank senior to Common Stock, Class A Shares, Class C Shares, Class D Shares and Participating Preferred Shares (when and if issued) and pari passu with the $3.625 Series A Convertible Preferred Stock, par value $1.00 (Series A Convertible Preferred Shares).

     In determining whether a distribution by the Company (other than upon voluntary or involuntary liquidation), by dividend, redemption or other acquisition of shares or otherwise, is permitted pursuant to the balance sheet solvency test under the Maryland General Corporation Law, the aggregate liquidation preference of the Series B Convertible Preferred Shares will not be counted as a liability. The Series B Convertible Preferred Shares have a liquidation preference of $50 per share.

     Series B Convertible Preferred Shares are non-voting, except as provided by law and except that, among other things, holders will be entitled to vote as a separate class with any other series of outstanding Preferred Stock to elect a maximum of two directors if the equivalent of six or more quarterly dividends on the Series B Convertible Preferred Shares are in arrears. Following the occurrence of a Specified Corporate Action (as defined in the Company's Charter) holders shall also have the right to vote as a class with the holders of the Common Stock and the Class D Shares on all matters as to which the holders of Common Stock are entitled to vote. A Specified Corporate Action is defined generally as an action by the Company that would permit a change in control and certain related events.
     For the purposes of such vote, the holders of the Series B Convertible Preferred Shares will be deemed holders of that number of Class D Shares into which such shares would then be convertible.

     The Series B Convertible Preferred Shares may be redeemed in whole or in part by the Company after December 15, 1999, so long as after that date the Common Stock has traded 30 consecutive trading days on the New York Stock Exchange at a price in excess of 150% of the then effective conversion price. The redemption price will be $54 per share until December 14, 2000, declining ratably annually to $50 per share on or after December 14, 2006, plus accrued and unpaid dividends. All redemptions are to be made pro-rata.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 2. Changes in Securities (continued)

     Series B Convertible Preferred Shares (continued)

     Holders of Series B Convertible Preferred Shares have the right to require the Company to purchase all or any part of the Series B Convertible Preferred Shares then held by such holders upon the occurrence of a Special Event. A Special Event includes the declaration or payment of dividends aggregating in excess of $0.075 per share of Common Stock during the last seven months of 1994, cumulatively 25% of earnings in 1995 and 1996, and cumulatively 50% of earnings thereafter; the disposition by the Company of assets representing 35% or more of the Company's book value or gross revenues; and certain mergers of the Company or any of its principal subsidiaries with or into any other firm or entity. Other Special Events include the acquisition by a third party, with the consent or approval of the Company, of beneficial ownership of securities representing 35% or more of the Company's
     total outstanding voting power.   The repurchase price, in the
     event of a Special Event, is at a specified premium, ranging from $58.82 per share, if the Special Event occurs on or before six months after the original issue date, to $72.06 per share, if the Special Event occurs more than twelve months after the original issue date, plus in each case accrued and unpaid dividends.
     The approximately 11,765,000 shares of Common Stock issuable upon the ultimate conversion of the Series B
     Cumulative Preferred Shares represent approximately 21% of the aggregate number of voting shares of outstanding after giving effect to such issuance based on voting shares outstanding as of August 1, 1994. If dividends on the Series B Preferred Shares are paid in kind for the full five year period permitted, approximately 18,069,000 shares of Common Stock will be issuable upon such exchange, representing approximately 29% of the total number of voting shares of outstanding after giving effect to such issuance, based on voting shares outstanding as of August 1, 1994.

     Class D Shares

     Holders of the Class D Shares have the same rights to receive dividends as the holders of the Common Stock. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Class D Shares and Common Stock participate ratably in proportion to the number of shares held by each such holder in any distribution of assets of the Company to such stockholders. In addition, in the event the Company effects a subdivision or combination or consolidation of the outstanding shares of Class D Shares into a greater or lesser number of shares of Class D Shares, then in each such case the Company will effect an equivalent subdivision or combination or consolidation of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock. The Class D Shares are non-voting, except as provided by law, in the event of a proposed amendment to the Company's Charter that would adversely affect holders of shares of Class D Shares and following the occurrence of a Specified Corporate Event. The holders of the Class D Shares shall have the right to exchange Class D Shares for Common Stock, at any time or from time to time, on a share-for-share basis, provided, however, that no person shall be entitled to acquire Common Stock upon such exchange if after giving effect thereto such person shall have, or shall have the then contractual right to acquire through conversion, exercise of warrants or otherwise, more than 9.9% of the combined voting power of the Company's voting shares then outstanding, absent certain events.

     Series A Junior Participating Preferred Shares

     In addition, on July 15, 1994, the Board of Directors took certain actions relating to the Company's Series A Junior Participating Preferred Stock, par value $1.00 (Participating Preferred Shares). The number of authorized Participating Preferred Shares increased from 600,000 shares to 1,000,000 shares. The following amendments to the Company's Rights Agreement (described below) were made.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 2. Changes in Securities (continued)

     Series A Junior Participating Preferred Shares (continued)

     In connection with the AIG Investment, the Board of Directors amended the Rights Agreement, dated as of June 11, 1987, between the Company and First Chicago Trust Company of New York, as amended and restated as of March 22, 1990, as amended April 21, 1993 (Rights Agreement). Pursuant to Amendment No. 2 to the Rights Agreement, effective as of June 6, 1994, the acquisition of Series B Convertible Preferred Shares upon closing of the AIG Agreement, the acquisition of Class D Shares upon conversion of Series B Convertible Preferred Shares, the acquisition of Common Stock upon exchange for Class D Shares or the acquisition by AIG or its affiliates or any transferee thereof of any securities of the Company (if such acquisition is permitted by the Purchase Agreement) will not (i) cause any person to become an Acquiring Person, (ii) cause the Distribution Date or the Shares Acquisition Date to occur, or (iii) give rise to a Section 11(a)(ii) Event (as such capitalized terms are defined in the Rights Agreement). With respect to the Rights Agreement, the Class D Shares will be treated as if such shares were Class C Shares, $1.00 par value, of the Company.

     In addition, on July 15, 1994, the Board of Directors approved Amendment No. 3 to the Rights Agreement, which provides for, among other things, modifications of the definitions of Acquiring Person and Distribution Date to raise from 10% to 15% the percentage of stock ownership needed to cause a person to become an Acquiring Person or to cause a Distribution Date to occur (as such capitalized terms are defined in the Rights Agreement).

     Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 19, 1994. At the meeting, the Company's stockholders acted upon the election of directors and a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for 1994.

     All seven nominees named in the Company's Proxy Statement, dated April 13, 1994, were elected to hold office until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. The vote for election of directors was as follows:



                               FOR           WITHHELD
                               ---           --------
      Robert E. Boni       39,577,736          10,992


      Kenneth Black,       39,253,686         335,042
      Jr.

      John A. Bogardus,    38,528,468       1,060,260
      Jr.
      Peter C. Godsoe      39,451,473         137,255

      Angus M.M.           39,334,433         254,295
      Grossart
      Vincent R. McLean    39,339,653         249,075

      William M. Wilson    39,266,488         322,240

     There were no abstentions or broker non-votes with respect to the election of directors.

     The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for 1994 was duly adopted.
     The vote was as follows: 38,216,353 votes were cast for adoption of the proposal; 1,141,735 votes were cast against adoption of the proposal; and there were 230,640 abstentions and broker non-votes with respect to the proposal.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders
     (continued)

     A Special Meeting of Stockholders of the Company was held on July 15, 1994. At the meeting, the Company's stockholders acted upon
     (i) a proposal to approve a Stock Purchase and Sale Agreement, dated as of June 6, 1994, between the Company and American International Group, Inc. (AIG), pursuant to which the Company would issue and sell 4,000,000 shares of its 8% Series B Cumulative Convertible Preferred Stock (Series B Convertible Preferred Shares) to AIG for an aggregate purchase price of $200,000,000 (AIG Agreement) and all transactions contemplated pursuant to the AIG Agreement; and (ii) a proposal to approve certain amendments to the Company's charter (together, Charter Amendment) to, among other things, (A) increase the number of authorized shares of capital stock; and (B) establish the terms of the Class D Shares, into which Series B Convertible Preferred Shares are convertible.

     The proposal to approve the AIG Agreement and related matters was duly adopted. The vote was as follows: 34,803,859 votes were cast for adoption of the proposal; 428,046 votes were cast against adoption of the proposal; and there were 128,806 abstentions and broker non-votes with respect to the proposal.

     The proposal to approve the Charter Amendment was duly adopted. The vote was as follows: 33,617,605 votes were cast for adoption of the proposal; 1,596,150 votes were cast against adoption of the proposal; and there were 146,177 abstentions and broker non-votes with respect to the proposal.


     Item 5. Other Information

     At a special meeting of the Board of Directors held on June 6 and 7, 1994, the Board of Directors elected Frank G. Zarb as Chairman of the Board, President and Chief Executive Officer of the Company.

     On July 15, 1994, the purchasers of Shand exercised their Purchase Agreement option to purchase an office building owned and accounted for by the Company as a direct financing lease by assuming the non-recourse mortgage notes of $19.5 million.

     At a special meeting of the Board of Directors on July 15, 1994, three new directors were elected. The newly elected directors are: W. Peter Cooke, Chairman, World Regulatory Advisory Practice, Price Waterhouse, London, England; Joseph L. Dionne, Chairman and Chief Executive Officer, McGraw-Hill, Inc., New York, New York; and James D. Robinson III, President, J.D. Robinson Inc., New York, New York. This increased the size of the board from 8 to 11 members.

     On August 4, 1994, the Company signed a letter of intent to sell its U.S.-based personal lines insurance brokerage business. The sale is subject to certain conditions, including the execution of a definitive agreement and obtaining regulatory approvals. The total proceeds from the sale are expected to approximate $30 million with a resulting pre-tax gain of approximately $20 million.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               Exhibit No.         Item
               ----------          ----

                   3.1 Articles of Amendment, dated July 15, 1994, to the Articles of Incorporation of the Company.

                   3.2 Articles Supplementary of the Company, dated July 15, 1994 relating to the 8% Series B Cumulative Convertible Preferred Stock.

                   3.3 Articles Supplementary of the Company, dated July 15, 1994 relating to the Series A Junior Participating Preferred Stock.

                   4.1 Amendment No. 2 to Rights Agreement, effective as of June 6, 1994, between the Company and First Chicago Trust Company of New York, as Rights Agent
                              (incorporated herein by reference to
                              Report on Form 8-A/A, Amendment No. 4
                              filed with the Commission on July 15,
                              1994).

                   4.2 Amendment No. 3 to Rights Agreement, dated as of July 15, 1994, between the Company and First Chicago Trust Company of New York, as Rights Agent
                              (incorporated herein by reference to
                              Report on Form 8-A/A, Amendment No. 4
                              filed with the Commission on July 15,
                              1994).

                  10.1 Stock Purchase and Sale Agreement, dated as of June 6, 1994, between the Company and American International Group, Inc. (incorporated herein by reference to the Company's Proxy Statement for the Special Meeting of Stockholders held on July 15, 1994 filed with the Commission on June 27, 1994).

                  10.2 Registration Rights Agreement, dated as of July 15, 1994, among the Company and each of the purchasers listed on the signature page thereto.

                  10.3 Agreements relating to the Company's acquisition of reinsurance protection for Sphere Drake-Related exposures: (i) Letter Agreement, dated July 1, 1994, between Centre Reinsurance (Bermuda) Limited ("Centre Re") and Alexander Stenhouse & Partners Limited, having attached thereto a Binder of Reinsurance;
                              (ii) Letter Agreement, dated July 1,
                              1994, between Centre Re and Atlanta
                              International Insurance Company, American
                              Special Risk Insurance Company and Trent
                              Insurance Company Limited, having
                              attached thereto a Binder of Reinsurance;
                              (iii) Letter Agreement, dated July 1,
                              1994, between the Company and Centre Re;
                              and (iv) Letter Agreement, dated June 30,
                              1994, between American International
                              Group, Inc. and the Company.

              Alexander & Alexander Services Inc. & Subsidiaries
              --------------------------------------------------

     Item 6.  Exhibits and Reports on Form 8-K (continued)

               (b)  Reports on Form 8-K

               Current Report on Form 8-K was filed on June 7, 1994 regarding two press releases noticing that (i) American International Group, Inc. (AIG) had agreed to invest $200 million in the Company through the issuance and sale to AIG of the Company's Series B Cumulative Convertible Preferred Stock, and also that the Board of Directors had declared a quarterly dividend of $0.025 per share to holders of record on June 17, 1994; and
               (ii) the Company's Board of Directors had appointed Frank G. Zarb as Chairman, President and Chief Executive Officer of the Company.

               Current Report on Form 8-K was filed on July 19, 1994 regarding (i) a Special Meeting of Stockholders of the Company held on July 15, 1994, at which stockholders approved the issuance and sale of 4,000,000 shares of the Company's Series B Convertible Preferred Shares to AIG at a purchase price of $50 per share, for a total purchase price of $200,000,000, and certain charter amendments and agreements related to such issuance and sale; (ii) certain amendments to the Company's Rights Agreement; (iii) the amendment of the Company's long-term credit agreement to restore the Company's line of credit from $75 million to $150 million; (iv) the election on July 15, 1994 of three new directors, thereby increasing the number of directors from 8 to 11; and (v) the purchase of reinsurance coverage for indemnities and exposures relating to certain of the Company's discontinued operations.

                                SIGNATURE
                                ---------





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of August, 1994.







                              ALEXANDER & ALEXANDER SERVICES INC.
                              -----------------------------------
                                           (Registrant)



                              BY:/s/ Paul E. Rohner        August 15, 1994
                                 -----------------------------------------
                                   Paul E. Rohner             Date
                                   Senior Vice President &
                                   Chief Financial Officer

                          ALEXANDER & ALEXANDER SERVICES INC.

                            Quarterly Report on Form 10-Q
                         For the Quarterly Ended June 30, 1994

                                   INDEX TO EXHIBITS

Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:


Exhibit
- - -------

3.1        Articles of Amendment, dated July 15, 1994, to the
           Articles of Incorporation of the Company.

3.2        Articles Supplementary of the Company, dated July
           15, 1994 relating to the 8% Series B Cumulative
           Convertible Preferred Stock.

3.3        Articles Supplementary of the Company, dated July
           15, 1994 relating to the Series A Junior
           Participating Preferred Stock.

10.2       Registration Rights Agreement, dated as of July 15,
           1994, among the Company and each of the purchasers listed on the signature page thereto.

10.3 Agreements relating to the Company's acquisition of reinsurance protection for Sphere Drake-Related exposures: (i) Letter Agreement, dated July 1, 1994, between Centre Reinsurance (Bermuda) Limited ("Centre Re") and Alexander Stenhouse & Partners Limited, having attached thereto a Binder of Reinsurance; (ii) Letter Agreement, dated July 1, 1994, between Centre Re and Atlanta International Insurance Company, American Special Risk Insurance Company and Trent Insurance Company Limited, having attached thereto a Binder of Reinsurance; (iii) Letter Agreement, dated July 1, 1994, between the Company and Centre Re; and (iv) Letter Agreement, dated June 30, 1994, between American International Group, Inc. and the Company.