Form 10-Q
period 1994-09-30
ALEXANDER & ALEXANDER SERVICES INC
filed 1994-11-14
CIK 3449

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended       September 30, 1994

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

The number of shares of Common Stock, $1 par value, outstanding as of November 1, 1994 was 41,235,558.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of November 1, 1994 was 2,284,089.

The number of shares of Class C Common Stock, $1 par value, outstanding as of November 1, 1994 was 378,033.

No shares of Class D Common Stock, $1 par value, were outstanding as of November1, 1994.

ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES






INDEX


								  Page No.


Part I.  Financial Information:

 Item 1.  Financial Statements:

   Unaudited Consolidated Statements of Income for the
    Three and Nine Months Ended September 30, 1994 and 1993...........2

   Condensed Consolidated Balance Sheets, as of
    September 30, 1994 (Unaudited) and December 31, 1993..............3

   Unaudited Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1994 and 1993.....................5

   Unaudited Notes to Financial Statements............................7

 Item 2.  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations..............25

Part II.  Other Information:

 Item 1.  Legal Proceedings..........................................39

 Item 2.  Changes in Securities......................................41

 Item 4.  Submission of Matters to a Vote of Security Holders........41

 Item 5.  Other Information..........................................41

 Item 6.  Exhibits and Reports on Form 8-K...........................42

PART I.  FINANCIAL INFORMATION

Alexander & Alexander Services Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 1994 and 1993
(in millions, except per share amounts)

					 Three Months Ended  Nine Months Ended
					     September 30,       September 30,
					    1994      1993     1994       1993
Operating revenues:
  Commissions and fees                     $318.7    $313.2   $ 953.3    $951.7
  Fiduciary investment income                13.9      13.9      37.4      42.1
     Total                                  332.6     327.1     990.7     993.8

Operating expenses:
  Salaries and benefits                     200.3     193.5     601.5     583.5
  Other                                     128.1     133.4     365.2     365.6
     Total                                  328.4     326.9     966.7     949.1

Operating income                              4.2       0.2      24.0      44.7

Other income (expenses):
  Investment income                           3.0       2.1       6.5       6.8
  Interest expense                           (4.7)     (3.0)    (11.9)    (10.7)
  Other                                      (2.0)     (5.7)     (8.5)     (7.7)
     Total                                   (3.7)     (6.6)    (13.9)    (11.6)
Income (loss) before income taxes and
  minority interest                           0.5      (6.4)     10.1      33.1
Income (taxes) benefit                       (0.2)      3.6      (4.0)    (10.8)

Income (loss) before minority interest        0.3      (2.8)      6.1      22.3
Minority interest                            (0.2)      0.2      (4.0)     (1.9)

Income (loss) from continuing operations      0.1      (2.6)      2.1      20.4

Loss from discontinued operations           (20.9)       -      (26.9)       -
Income (loss) before cumulative effect
  of change in accounting                   (20.8)     (2.6)    (24.8)     20.4
Cumulative effect of change in
  accounting                                   -         -       (2.6)      3.3

Net income (loss)                           (20.8)     (2.6)    (27.4)     23.7

Preferred stock dividends                    (4.8)     (2.1)     (9.0)     (4.1)

Earnings (loss) attributable to common
  shareholders                             $(25.6)   $ (4.7)  $ (36.4)  $  19.6

Per share of common stock:
  Income (loss) from continuing
    operations                             $(0.11)   $(0.11)  $ (0.16)  $  0.37
  Loss from discontinued operations         (0.47)       -      (0.61)       -
  Cumulative effect of change in
    accounting                                 -         -      (0.06)     0.08

  Net income (loss)                        $(0.58)   $(0.11)  $ (0.83)  $  0.45

  Cash dividends                           $0.025    $ 0.25   $  0.30   $  0.75

Weighted average number of shares            43.9      43.4      43.7      43.5


See accompanying notes to financial statements.

Alexander & Alexander Services Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 1994 and December 31, 1993
(in millions)

						September 30,      December 31,
						     1994               1993
						 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents:
    Operating                                        $  237.0        $  151.5
    Fiduciary                                           576.7           490.7
  Short-term investments:
    Operating                                             9.1             3.2
    Fiduciary                                           296.9           313.4
  Premiums and fees receivable (less
   allowance for doubtful accounts
   of $21.8 in 1994 and $20.3 in 1993)                1,060.5         1,172.3
  Prepaid expenses and other current assets             136.3           140.6
       Total current assets                           2,316.5         2,271.7

Property and equipment - net                            146.3           152.4
Intangible assets - net                                 186.9           188.8
Other                                                   170.0           180.9
						     $2,819.7        $2,793.8
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Premiums payable to insurance companies            $1,707.7        $1,744.0
  Short-term debt and current portion
    of long-term debt                                    20.9            29.2
  Accounts payable and accrued expenses                 226.0           312.3
       Total current liabilities                      1,954.6         2,085.5

Long-term liabilities:
  Long-term debt                                        129.8           111.8
  Deferred income taxes                                  17.0            17.9
  Net liabilities of discontinued operations             50.1           106.5
  Other                                                 219.0           195.9
       Total long-term liabilities                      415.9           432.1

Contingent liabilities

8% Series B Cumulative Convertible preferred
  stock contingency                                      10.0              -


See accompanying notes to financial statements.

- - - -Continued-

Alexander & Alexander Services Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
September 30, 1994 and December 31, 1993
(in millions)

						   September 30,    December 31,
						       1994            1993
						    (Unaudited)
Stockholders' equity:
  Series A junior participating preferred
    stock, issued and outstanding, none                   -               -
  $3.625 Series A convertible preferred stock,
    issued and outstanding 2.3 and 2.3 shares,
    respectively                                         2.3             2.3
  8% Series B Cumulative Convertible preferred
    stock, issued and outstanding, 4.1 shares and
     none, respectively                                  4.1              -
  Common stock, issued and outstanding 41.2
    and 40.7 shares, respectively                       41.2            40.7
  Class A common stock, issued and outstanding
    2.3 and 2.4 shares, respectively                      -               -
  Class C common stock, issued and outstanding
    0.4 and 0.4 shares, respectively                     0.4             0.4
  Class D common stock, issued and outstanding,
    none                                                  -               -
  Paid-in capital                                      610.0           423.4
  Accumulated deficit                                 (168.5)         (119.0)
  Net unrealized investment losses - net of
    deferred income taxes                               (0.6)             -
  Accumulated translation adjustments                  (49.7)          (71.6)
       Total stockholders' equity                      439.2           276.2
						    $2,819.7        $2,793.8

See accompanying notes to financial statements.

Alexander & Alexander Services Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1994 and 1993
(in millions)

						       Nine Months Ended
							  September 30,
						       1994          1993
Cash provided (used) by:

Operating activities:
  Income from continuing operations                  $   2.1       $  20.4
  Adjustments to reconcile to net cash
    provided (used) by operating activities:
      Depreciation and amortization                     38.8          40.3
      Deferred income taxes                             11.1          (6.3)
      Gains on dispositions of subsidiaries and
	other assets - net of tax                         -           (2.5)
      Other                                              8.9           7.7

  Changes in assets and liabilities, net of
    effects from acquisitions and dispositions:
      Net fiduciary cash and cash equivalents and
	short-term investments                         (32.7)       (103.3)
      Premiums and fees receivable                     158.4          47.2
      Prepaid expenses and other current assets         17.6           2.9
      Other assets                                       0.7         (12.7)
      Premiums payable to insurance companies         (116.3)         31.0
      Accounts payable                                 (11.1)          7.9
      Other current liabilities                        (83.0)        (72.9)
      Other long-term liabilities                       15.5          46.0

  Discontinued operations, net                         (80.9)         (8.5)
  Cumulative effect of change in accounting             (2.6)          3.3

     Net cash provided (used) by operating
	 activities                                    (73.5)          0.5

Investing activities:
  Net purchases of property and equipment              (17.2)        (17.0)
  Purchases of businesses                               (2.3)         (0.4)
  Proceeds from sales of subsidiaries and
    other assets                                         0.4          10.0
  Purchases of operating investments                   (38.0)        (74.8)
  Sales/maturities of operating investments              7.4          59.4

     Net cash used by investing activities             (49.7)        (22.8)


See accompanying notes to financial statements.

- - - -Continued-

Alexander & Alexander Services Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 1994 and 1993
(in millions)

						       Nine Months Ended
							 September 30,
						       1994          1993
Financing activities:

  Cash dividends                                    $ (19.3)      $ (35.0)
  Proceeds from issuance of short-term debt             8.0            -
  Repayments of short-term debt                       (24.8)           -
  Proceeds from issuance of long-term debt             51.0           1.1
  Repayments of long-term debt                         (7.9)        (18.0)
  Issuance of common and preferred stock              196.5         114.0
  Distributions of earnings of pooled entity             -           (5.6)

     Net cash provided by financing activities        203.5          56.5

Effect of exchange rate changes on operating
  cash and cash equivalents                             5.2          (0.8)
Operating cash and cash equivalents at
  beginning of year                                   151.5         117.0
Operating cash and cash equivalents at end
  of period                                         $ 237.0       $ 150.4

Supplemental cash flow information:
  Cash paid during the period for:
  Interest                                          $   9.6       $   9.1
  Income taxes                                         30.8          32.2

Non-cash investing and financing activities:
  Notes received on dispositions of subsidiaries    $    -        $   2.0
  Sale of direct financing lease and related
    mortgage notes                                     19.0            -


See accompanying notes to financial statements.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements

(Dollars in millions, except per share information)

1.      Interim Financial Presentation

In the opinion of the Company, all adjustments necessary for a fair presentation have been included in the consolidated financial statements. The results of operations for the first nine months of the year are not necessarily indicative of results for the year. Certain prior period amounts have been reclassified to conform with the current year presentation.

Effective September 30, 1994, the Company changed its presentation of cash flows to distinguish fiduciary cash and cash equivalents and fiduciary investments from operating cash and cash equivalents and operating investments. The Company believes that this presentation of cash flows provides more useful information regarding the cash flows that are available for general corporate purposes.

The effect on previously reported cash flows for the year ended December 31, 1993 adjusted for this change in presentation is as follows:

Net cash provided by operating activities:
     As previously reported                          $ 49.9
     As adjusted                                        3.9
Cash and cash equivalents:
     As previously reported                          $642.2
     As adjusted                                      151.5

2.      Employees' Retirement Plans and Benefits

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

3.      Dispositions

On November 10, 1994, the Company completed the sale of its U.S.-based personal lines insurance broking business. The total proceeds from the fourth quarter sale will approximate $30 million with a resulting pre-tax gain of approximately $20 million. Substantially all of these proceeds will be received by the Company in January 1995.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

4.      Other Income and Expenses

Other non-operating income (expenses) is comprised of the following:

				     Three Months Ended    Nine Months Ended
					September 30,         September 30,
					1994     1993        1994     1993
  Gains on sales of subsidiaries     $  -     $ 0.7       $  -     $  4.1
  Litigation costs                    (2.3)    (6.2)       (7.7)    (13.3)
  Other                                0.3     (0.2)       (0.8)      1.5
				     $(2.0)   $(5.7)      $(8.5)   $ (7.7)

During the nine months ended September 30, 1993, the Company sold three small operations for gross proceeds of $7.6 million. Pre-tax gains of $4.1 million have been recognized on the sales with resulting after-tax gains totaling $2.5 million, or $0.06 per share.

Litigation costs are associated primarily with the Mutual Fire lawsuit described in Note 11 of Notes to Unaudited Financial Statements.

5.      Income Taxes

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

During 1993, the Company reached an agreement with the Appeals Office of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 through 1986, most of which relate to issues arising out of the acquisition of Alexander Howden Group plc. (Alexander Howden). The Company was advised by the IRS, in a letter dated May 26, 1994, that the Joint Committee on Taxation had approved that settlement agreement. The liability for tax and net interest with regard to this settlement will actually be due for years 1987 through 1989 due to acceleration in the use of net operating losses and tax credits. The Company is currently under examination by the IRS for years 1987 through 1991.

On August 26, 1994, the Company received a Notice of Proposed Adjustment from the IRS in connection with the examination of its 1990 and 1991 U.S. federal income tax returns, proposing an increase in taxable income for the 1991 tax year which would result in an additional tax liability estimated by the Company at $50 million. This proposed adjustment relates to intercompany transactions involving the stock of a United Kingdom subsidiary.

The Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated. A similar set of transactions occurred in 1993, which year is not currently under examination, for which the IRS could propose an increase in taxable income which would result in an additional tax liability estimated by the Company at $25 million. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the accompanying consolidated financial statements.


Alexander & Alexander Services Inc. and Subsidiaries (the Company)
Unaudited Notes to Financial Statements (continued)

5.      Income Taxes (continued)

The Company believes that its current tax reserves are adequate to cover its tax liabilities, including the 1980-1986 settlement.

6.      Intangible Assets

Amortization of intangible assets included in operating expenses amounted to $3.1 million and $3 million for the three months ended September 30, 1994 and 1993, respectively, and $9.3 million and $9.2 million for the nine months ended
September 30, 1994 and 1993, respectively.

The Company evaluates the carrying value of its intangible assets, principally goodwill, by projecting operating results over the remaining lives of such assets on an undiscounted basis. Such projections take into account past financial performance as well as management's estimate of future operating results.

7.      Discontinued Operations

In March 1985, the Company discontinued the insurance underwriting operations acquired in 1982 as part of the Alexander Howden acquisition. In 1987, the Company sold Sphere Drake Insurance Group (Sphere Drake) and is currently running-off the Atlanta and Bermuda insurance companies.

The 1987 Sphere Drake sales agreement provides indemnities by the Company for various potential liabilities including provisions covering future losses on the insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company, and future losses pursuant to a stop loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701 (Syndicate 701). In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency (Swann & Everett), an underwriting management company previously managed by Alexander Howden.

The types of claims being reported on the Orion insurance pooling arrangement are primarily asbestosis, environmental pollution and latent disease claims in the U.S. and are coupled with substantial litigation expenses. Liabilities for these claims cannot be estimated by conventional actuarial reserving techniques because the available historical experience is not sufficient to apply such techniques for these types of claims and case law, which will ultimately determine the extent of these liabilities, is still evolving. To date, U.S.
case law has already altered the intent and scope of these policies to some extent. Therefore, the Company has obtained advice from an independent actuarial firm which used available exposure information and various projection techniques in estimating the Company's ultimate exposure. The Company has provided as its ultimate exposure the actuarial firm's latest available point estimate, which approximates the mid-point within their range of expected loss, and a provision for Sphere Drake's share of uncollectible reinsurance recoverables. The $70 million difference between the low and high estimates of their range is quite wide due to the expansion of coverage and liability by certain state courts and legislatures for environmental pollution and other losses in the past and the possibility of similar interpretations in the future, as well as the uncertainty in determining what scientific standards will be acceptable for measuring site cleanup.

On October 21, 1994, Orion was placed in provisional liquidation pursuant to an order of the English Courts. The Company cannot currently assess what the effect, if any, the provisional liquidation will have on the Orion exposures.
The Company is actively monitoring and assessing the situation.


Alexander & Alexander Services Inc. and Subsidiaries (the Company)
Unaudited Notes to Financial Statements (continued)

7.      Discontinued Operations (continued)

Sphere Drake's appeal of a lawsuit against the Names on Lloyd's Syndicate 701 seeking payment of funds due Sphere Drake pursuant to a stop-loss reinsurance contract with Syndicate 701 and a determination of continuing stop-loss coverage protecting Sphere Drake under that contract was heard in October 1993 with the U.K. Court of Appeal upholding the adverse decision of the lower court. The Company has provided $45.4 million as its ultimate exposure under this indemnity based on the latest available estimate by an independent actuarial firm. However, the Company's opinion is that this indemnity is limited in amount to $18.6 million beyond what the Company has currently provided, pursuant to the terms of the stop-loss reinsurance contract.

Swann & Everett managed the activities of certain underwriting pools for the years 1964 to 1967 for a U.K.-based insurance company. Swann & Everett allegedly commuted reinsurance protections improperly covering these underwriting pools and has agreed with the insurance company to pay losses that would have been covered by the reinsurance protections. The underwriting pools wrote reinsurance business through Lloyd's and the London market.
Exposures associated with these underwriting pools are primarily asbestosis, environmental pollution and latent disease claims. Based on the estimate of an independent actuarial firm, the Company has currently recorded $20.1 million as its reserve for this exposure. The actuarial firm's estimate of the high end of the range of expected loss is $14.9 million greater than the amount currently recorded.

The actuarial firms referred to above have estimated a reasonably possible loss in excess of the high estimate of their range of expected loss. This amount in the aggregate for the Orion and Swann & Everett exposures is $85.3 million.

On July 1, 1994, the Company entered into an insurance-based financing contract
(the Contract) with a reinsurance company that affords certain protection to the Company for the Orion, Syndicate 701, Swann & Everett, and certain other exposures included in discontinued operations. The established reserve for these exposures was $148.5 million at July 1, 1994. The Contract provides for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of the established reserve. In accordance with the Contract, which will be accounted for under the deposit method of accounting, the remaining established reserve of $75.5 million is recoverable from the reinsurance company. The Contract also provides protection for paid losses in excess of the established reserve through recoveries of such paid losses from the reinsurance company. Such recoveries are initially limited to $25 million and, depending on the timing and amount of loss payment recoveries, could increase to a maximum of $120 million. At September 30, 1994, the recovery of losses from the reinsurance company, beyond the $75.5 million related to the established reserve, is limited to $26.6 million. The
Contract obligates the Company to pay additional amounts to the reinsurance company for losses in excess of $26.6 million. Commencing December 31, 1996, depending on the timing and amount of loss payment recoveries under the Contract, the Company may be entitled to receive payments from the reinsurance company in excess of amounts recovered for paid losses if the Contract is terminated. The Contract may be terminated starting December 31, 1996 at the Company's option and may be terminated at the reinsurance company's option if the Atlanta and Bermuda reinsurance agreements discussed below are terminated prior to January 1, 2006. In connection with the AIG Agreement discussed in Note 12 of
Unaudited Notes to Financial Statements, the Company's right to terminate the Contract is subject to the consent of AIG as long as AIG is the holder of the shares related to the AIG Agreement.

As a result of this transaction, the Company recorded a $6 million charge in the second quarter of 1994 representing the amount of the payment to the reinsurance company that exceeded the recoverable portion of existing reserves for the covered exposures.


Alexander & Alexander Services Inc. and Subsidiaries (the Company)
Unaudited Notes to Financial Statements (continued)

7.      Discontinued Operations (continued)

If it becomes probable that the ultimate exposures covered by the Contract will exceed recorded liabilities, the Company would increase the recorded liabilities to the required amount. To the extent that the recorded increase in those liabilities is recoverable under the Contract, that amount would be recorded as an asset of discontinued operations. To the extent that the recorded increase would not be recoverable under the Contract, that amount would be recorded as a loss from discontinued operations. The Contract provides for an aggregate limit on the amount of payments to be made to the Company. If it becomes probable that the ultimate amount of the exposures covered by the Contract will exceed the aggregate contract limits, the total amount of such excess would be recorded as a loss from discontinued operations in the period that such determination is made.

In November 1994, the Company announced an agreement in principle to resolve certain indemnity obligations to Sphere Drake. Under terms of the agreement, which is subject to a definitive written contract, the Company will receive a cash payment of approximately $5 million from Sphere Drake in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities. The Company recorded a $20.9 million loss from discontinued operations in the third quarter in connection with this agreement.

Reinsurance agreements provide the Atlanta and Bermuda insurance companies with insurance coverage for their reserves as of December 31, 1988, and for up to $50 million of insurance coverage for potential losses in excess of those reserves, subject to a deductible for one of the Atlanta companies of $12.5 million which under certain circumstances could increase to $15 million. At
September 30, 1994, the Company has recorded $5.6 million of the deductible, which approximates the midpoint of the actuarial firm's range of expected loss, and has utilized $21.7 million out of the $50 million of insurance coverage.
The remaining unrecognized deductible of $6.9 million is within the actuarial firm's range of expected loss. The agreements also provide for a reinsurance premium adjustment whereby at any time after January 1, 2001, the reinsurance agreements can be terminated and any excess funds, net of any reinsurance premium paid to a substitute reinsurance company, would be returned to the Company. The reinsurance premium adjustment is currently estimated to be $11.3 million.

A summary of the net liabilities of the Company's discontinued operations is as follows:


					       September 30,     December 31,
						   1994              1993
   Assets
     Cash and investments                          $ 22.8            $ 18.8
     Reinsurance recoverable and other assets       170.7             105.8
     Zero coupon notes                                5.0              28.5
						    198.5             153.1
   Claims and other liabilities                     259.6             266.6
   Net liabilities of discontinued operations      $ 61.1            $113.5

The net liabilities of the Company's discontinued operations are presented in the Consolidated Balance Sheets as follows:

						September 30,     December 31,
						     1994              1993
     Accounts payable and accrued expenses          $ 11.0            $  7.0
     Net liabilities of discontinued operations       50.1             106.5
     Total net liabilities of discontinued
       operations                                   $ 61.1            $113.5

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

7.      Discontinued Operations (continued)

The changes in the net liabilities of the Company's discontinued operations for the nine months ended September 30, 1994 are as follows:

							  1994

	Balance, January 1,                              $113.5
	  Provision for loss                               26.9
	  Payment of Contract, claims and expenses        (80.9)
	  Distributions                                     3.6
	  Translation adjustment                           (2.0)
	Balance, September 30,                           $ 61.1

The Sphere Drake indemnities and other liabilities arising out of the discontinued operations are expected to be settled and paid over many years and could extend over a 20 to 30 year period.

The Company believes that, based on current estimates, the established claim and other liabilities and the estimated reinsurance premium adjustment will be sufficient to cover exposures and other expenses associated with its discontinued operations. However, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation process, including estimating insurance reserves for environmental pollution, latent disease and other exposures, the collectibility of reinsurance recoverable balances, the effect of future legislation and other matters described above. It is possible that future developments with respect to these matters could have a material effect on future interim or annual results of operations. However, the Company currently believes that such impact will not be material to the Company's financial condition.

8.      Per Share Data

Primary earnings per share are computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of Common Stock and their equivalents (Class A and Class C Common Stock) outstanding during the period and, if dilutive, shares issuable upon the exercise of stock options and upon conversion of the convertible subordinated debentures. The $3.625 Series A Convertible Preferred Stock issued in March 1993 and the Series B Convertible Preferred Stock issued in July 1994, are not common stock equivalents. The computation of fully diluted earnings per share for the periods presented was antidilutive; therefore, the amounts for primary and fully diluted earnings are the same.

9.      Investments

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. As of January 1, 1994, net unrealized holding gains totaled $5.5 million, net of deferred income taxes of $3.6 million. At September 30, 1994, net unrealized holding losses totaled $0.6 million, net of deferred income taxes of $0.2 million, and are reported as a separate component of stockholders' equity. During the first nine months of 1994, proceeds from sales of securities totaled $145.4 million with gross realized gains totaling $0.5 million.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

9.      Investments (continued)

The amortized cost and estimated fair value of debt and equity securities and financial instruments used to hedge these investments as of September 30, 1994 are summarized below:

					     Gross        Gross      Estimated
			       Amortized   Unrealized   Unrealized      Fair
				  Cost       Gains        Losses       Value
    Equity securities              $  2.3         $5.2        $  -       $  7.5
    Euro-time deposits               70.3           -          (0.2)       70.1
    Certificates of deposit         107.7           -            -        107.7
    U.S. Government agencies/
      state issuances                28.0           -            -         28.0
    Mortgage backed
      securities                     66.4           -            -         66.4
    Other                            61.2           -          (0.2)       61.0
    Financial instruments -
      used as hedges                   -           0.9         (6.1)       (5.2)

    Total debt & equity
      securities                   $335.9         $6.1        $(6.5)     $335.5


The amortized cost and estimated fair value of debt securities at September 30, 1994 by contractual maturity are summarized below:

							       Estimated
					     Amortized            Fair
						Cost             Value
  Due in one year or less                     $  194.6          $  194.4
  Due after one year through five years           72.4              72.2
  Due after five years through ten years           0.2               0.2
						 267.2             266.8
  Mortgage backed securities                      66.4              66.4

  Total debt securities                       $  333.6          $  333.2


Certain of the above investments with maturities greater than one year are classified as short-term and included in current assets as they represent fiduciary investments that will be utilized during the normal operating cycle of the business to pay premiums payable to insurance companies that are included in current liabilities.

10.     Long-Term Debt

The Company has a $150 million credit agreement with various banks which expires in July 1995. The agreement provides for unsecured borrowings and contains various covenants including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations.

The Company has full and immediate access to the $150 million credit line, has no borrowings outstanding under this agreement and does not anticipate a need to borrow under the agreement for the duration of its term.

On July 1, 1994, Alexander & Alexander Services Inc. borrowed $50 million from the reinsurance company that executed the Contract described in Note 7 of Unaudited Notes to Financial Statements. The note is payable in five equal annual installments, commencing July 1, 1997 and bears interest at a rate of 9.45%. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize the Alexander & Alexander Services Inc. note to settle reinsurance claims under the Contract.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

10.     Long-Term Debt (continued)

On July 15, 1994, the purchasers of Shand, Morahan & Company, Inc. (Shand) executed their Purchase Agreement option to purchase an office building owned and accounted for by the Company as a direct financing lease by assuming the non-recourse mortgage notes of $19.5 million. No gain or loss was recognized on this transaction.

11.     Contingent Liabilities

The Company and its subsidiaries are subject to various claims and lawsuits from both private and governmental parties, which includes claims and lawsuits in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance and in rendering consulting services. In some of these cases, the remedies that may be sought or damages claimed are substantial. Additionally, the Company and its
subsidiaries   are subject to the risk of losses resulting from the potential uncollectibility of insurance and reinsurance balances and claims advances made
on behalf of   clients, exceeding policy limits, and indemnifications connected with the sales of certain businesses.

Following the acquisition of Alexander Howden in January 1982, certain claims, relating primarily to the placement of reinsurance by Alexander Howden subsidiaries and questionable broking and underwriting practices of former Alexander Howden officials and others, were asserted. In particular, claims have been asserted against the Company and certain of its subsidiaries alleging, among other things, that certain of the Company's subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. In three pending actions, plaintiffs seek compensatory and punitive damages totaling $147 million based on treble damage claims under the Racketeer Influenced and Corrupt Organizations Act. Management of the Company believes that there are valid defenses to all the claims that have been made with respect to these activities and the Company is vigorously defending the pending actions.

In 1987, the Company sold Shand, its domestic underwriting management subsidiary. The Company has agreed to indemnify the purchasers of Shand against certain contingencies, including the Mutual Fire, Marine and Inland Insurance Company (Mutual Fire) and the errors and omissions contingencies described below. These indemnification obligations are not limited in amount or duration.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

11.     Contingent Liabilities (continued)

Prior to its sale in 1987, Shand and its subsidiaries provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire. Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In January 1990, the Supervisory Court approved a plan of rehabilitation for Mutual Fire. The rehabilitator, in February 1991, filed a complaint in the Commonwealth court against Shand and the Company. The case was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that Shand, and in certain respects the Company, breached duties to, and agreements with, Mutual Fire. In addition to claiming compensatory damages, the complaint seeks punitive damages and recovery of certain commissions paid to Shand and the Company. The complaint does not specify, to any meaningful degree, the amount of alleged damages incurred or sought. The rehabilitator, through an updated expert's report, has indicated to Shand and the Company that the damages alleged are in the amount of $234.6 million. The expert's report previously alleged damages in the amount of $238.5 million. The Company and Shand strongly disagree with the alleged damages in the updated report and have substantial arguments to sustain their position. The Company and Shand have finalized a series of expert's reports that rebut the rehabilitator's report. The case may be placed on the trial calendar in 1994 or early 1995. Management believes that there are valid defenses to the allegations set forth in the complaint, and the Company intends to vigorously defend against this action.

Also, the sales contract between the Company and Shand's purchasers obligates the Company to certain indemnities with respect to transactions involving Mutual Fire. In November 1992, the purchaser asserted indemnification claims related to reinsurance recoverables due from Mutual Fire. In February 1993, the Company agreed to settle certain of these claims. The Company has recorded $8.2 million as its estimate of its exposure under this settlement, net of anticipated recoveries from certain trusteed assets held for Shand's benefit of $10.8 million and net of $4.6 million of set-offs. The Mutual Fire rehabilitator has challenged Shand's right to recover these assets and utilization of such set-offs.

The purchasers of Shand have also notified the Company of indemnification claims for reinsurance recoverables arising under the Company's obligation to indemnify the purchasers for losses suffered as a result of errors and omissions in connection with professional services provided by Shand prior to the sale of Shand in 1987. To date, five reinsurers have alleged that Shand committed such errors and omissions, and the purchasers of Shand have advised the Company that other reinsurers may make similar allegations in the future. To date, there has been no finding that Shand in fact committed any error or omission. Shand is actively disputing these allegations in arbitrations against these reinsurers. Of the five indemnification claims asserted by the purchasers of Shand against the Company, two have been settled. The remaining three indemnification claims are the subject of an arbitration proceeding brought by the purchasers against the Company in August 1994 in which the purchasers seek payment of reinsurance recoverables or the posting of collateral for such recoverables. The amounts in question approximate $16.5 million.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

11.     Contingent Liabilities (continued)

On September 20, 1994, the purchasers of Shand notified the Company that three additional reinsurers have made similar allegations claiming $6.2 million in unpaid recoverables and asserting that the Company is responsible for posting collateral of another $22.6 million and that these claims may be included in the arbitration proceedings. Additional indemnity claims may be made by the purchasers of Shand if other reinsurers stop paying based on pre-sale errors and omissions. If those claims were upheld, the Company's resulting indemnification obligation could be significant. The Company believes that, until the merits of the alleged errors and omissions have been adjudicated, the Company's exposure under this indemnity is limited to the costs and related expenses incurred by Shand in adjudicating the merits of the allegations. The Company is vigorously disputing the indemnification claims for reinsurance recoverables asserted by the purchasers of Shand in the arbitration proceedings.

On November 4, 1993, a class action suit was filed against the Company and two of its former directors and officers in the United States District Court for the Southern District of New York. In response to the defendant's motion to dismiss, an amended complaint was filed on February 16, 1994, purportedly on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to September 28, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work in progress. The amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of the federal securities laws. At a conference with the U.S. District Court for the Southern District of New York in March 1994, counsel for the plaintiff was directed to inform counsel for the Company whether plaintiff intended to file a second amended complaint. On October 31, 1994, plaintiff's counsel notified the Company that plaintiff intends to seek permission to file a second amended complaint. The Company currently believes the reasonably possible loss that might result from this action, if any, would not be material to the Company's financial position or results of operations.

These contingent liabilities involve significant amounts. While it is not possible to predict with certainty the outcome of such contingent liabilities, the applicability or availability of coverage for such matters under the Company's professional indemnity insurance program, or their financial impact on the Company, management currently believes that such impact will not be material to the Company's financial position. However, it is possible that future developments with respect to these matters could have a material effect on future interim or annual results of operations.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

12.     Common and Preferred Stock

At a special meeting of the Company's stockholders held on July 15, 1994 (Special Meeting) an amendment to the Company's Charter (Charter Amendment) was approved. The Charter Amendment authorized (i) an increase in the number of authorized shares of stock of the Company (ii) the terms of a new class of common stock, Class D Common Stock, par value $1.00 (Class D Stock) and (iii) other minor amendments. At the special meeting, stockholders also approved the transactions contemplated by the Stock Purchase and Sale Agreement entered into by the Company and American International Group, Inc. (AIG) on June 7, 1994, as it may be amended from time to time (AIG Agreement), which included approval of the issuance and sale of 4,000,000 shares of the Company's 8% Series B Cumulative Convertible Preferred Stock, par value $1.00 (Series B Convertible Preferred Shares) to three wholly owned subsidiaries of AIG at a purchase price of $50 per share for a total purchase price of $200 million (AIG Investment).

The Charter Amendment, which became effective on July 15, 1994, increased the total authorized capital stock of the Company to 292,000,000 shares of five classes consisting of 200,000,000 shares of Common Stock, par value $1.00 (Common Stock); 26,000,000 shares of Class A Common Stock, par value $.00001 (Class A Common Stock) 11,000,000 shares of Class C Common Stock, par value $1.00 (Class C Common Stock); 40,000,000 Class D Stock; and 15,000,000 shares of Preferred Stock, par value $1.00 (Preferred Shares). The aggregate par value of all shares of all classes of stock which the Company will, pursuant to the Charter Amendment, have authority to issue is $266,000,260. Prior to the effective date of the Charter Amendment, the Company had total authorized capital stock equal to 88,500,000 shares of four classes consisting of 60,000,000 shares of Common Stock; 13,000,000 Class A Common Stock, 5,500,000 Class C Common Stock, and 10,000,000 Preferred Shares.

In related matters, on July 15, 1994, the Board of Directors authorized an increase in the number of authorized shares of the Series A Junior Participating Preferred Stock, par value $1.00 (Participating Preferred Shares), from 600,000 shares to 1,000,000 shares and certain amendments were made to the Company's Rights Agreement associated with the Participating Preferred Shares.

Common Stock and Equivalents

In addition to its Common Stock, the Company has issued two classes of voting equity securities, Class A and Class C Common Stock, with voting rights equal to the Company's Common Stock. Associated with each such share is a dividend paying share issued by a Canadian (RSC Class 1 share) or a United Kingdom (AASUK Dividend share) subsidiary which pays dividends in Canadian dollars and pounds sterling respectively, equivalent to the dividends paid on shares of Common Stock. Holders of these securities, therefore, hold the economic equivalent of shares of Common Stock. Each Class A share (together with an RSC Class 1 share) and Class C share (together with an AASUK Dividend share) may be exchanged at any time for a share of Common Stock.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

12.     Common and Preferred Stock (continued)

Class D Stock

Shares of the Company's Series B Convertible Preferred Shares are converible into Class D Stock, at a conversion price of $17 per share, subject to adjustment. No shares of Class D Stock are currently outstanding. Holders of the Class D Stock have the same rights to receive dividends as the holders of the Common Stock. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Class D Stock and Common Stock participate ratably in proportion to the number of shares held by each such holder in any distribution of assets of the Company to such stockholders. In addition, in the event the Company effects a subdivision or combination or consolidation of the outstanding shares of Class D Stock into a greater or lesser number of shares of Class D Stock, then in each such case the Company will effect an equivalent subdivision or combination or consolidation of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock. The Class D Stock are non-voting, except as provided by law, in the event of a proposed amendment to the Company's Charter that would adversely affect holders of shares of Class D Stock and following the occurrence of a Specified Corporate Event. The holders of the Class D Stock have the right to exchange Class D Stock for Common Stock, at any time or from time to time, on a share-for-share basis, provided, however, that no person is be entitled to acquire Common Stock upon such exchange if after giving effect thereto such person has, or will have the then contractual right to acquire through conversion, exercise of warrants or otherwise, more than 9.9% of the combined voting power of the Company's voting shares then outstanding, absent certain events.

Preferred Stock and Related Rights

The Company's Preferred Stock, $1.00 par value (Preferred Stock), can be issued in one or more series with full or limited voting rights, with the rights of each series to be determined by the Board of Directors before each issuance.

Series A Convertible Preferred Shares

In March 1993, the Company completed a private placement of 2.3 million shares of $3.625 Series A Convertible Preferred Shares (Series A Convertible Preferred Shares). Gross proceeds of the offering were $115 million with net proceeds to the Company of $110.9 million. Holders of the Series A Convertible Preferred Shares are entitled to receive cumulative cash dividends at an annual rate of $3.625 per share, payable quarterly in arrears. The Series A Convertible Preferred Shares have priority as to dividends over the Common Stock. The shares are convertible into Common Stock at a conversion price of $31.875 per share of Common Stock, subject to adjustments. Common Stock issued upon conversion will include Rights, as described below, provided the conversion occurs prior to the distribution, redemption or expiration of such Rights. The Series A Convertible Preferred Shares may be redeemed by the Company on and after March 22, 1997, in whole or in part, at $52.18 per share until March 14, 1998, and declining ratably annually to $50 per share on or after March 15, 2003, plus accrued and unpaid dividends. The Series A Convertible Preferred Shares are non-voting, except as provided by law and except that, among other things, holders will be entitled to vote as a separate class with any other series of outstanding Preferred Stock to elect a maximum of two directors if the equivalent of six or more quarterly dividends on the Series A Convertible Preferred Shares are in arrears. The Series A Convertible Preferred Shares have a liquidation preference of $50 per share.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

12.     Common and Preferred Stock (continued)

Series B Convertible Preferred Shares

The Series B Convertible Preferred Shares were issued on July 15, 1994.
After giving effect to estimated transaction expenses and the cost of an option for an insurance based financing arrangement, the sale of the Series B Convertible Preferred Shares increased the Company's capital by approximately $186 million. The shares are convertible into Class D Stock at a conversion price of $17 per share of Class D Stock, subject to adjustment. The holders of the Class D Stock have the right to exchange Class D Stock for Common Stock, at any time or from time to time, on a share-for-share basis, subject to certain limitations discussed below as to the amount of shares which may be converted. Dividends on the Series B Convertible Preferred Shares will reduce the amount of earnings otherwise available for common stockholders by approximately $16 million in the first year after issuance, and by approximately $23 million in the fifth year after issuance, assuming dividends on the Series B Convertible Preferred Shares were to be paid in kind throughout the first five years after issuance.

Holders of Series B Convertible Preferred Shares are entitled to receive cumulative dividends at a rate of 8% per annum payable quarterly in arrears. Until December 15, 1996, dividends on the Series B Convertible Preferred Shares are payable in kind and thereafter, at the election of the board of directors, in cash or in kind until December 15, 1999, provided that if the Company at any time pays dividends in cash on or after December 15, 1996, the Company may not thereafter declare or pay dividends in kind. With respect to dividend rights and rights of liquidation, dissolution and winding up, Series B Convertible Preferred Shares rank senior to Common Stock, Class A Common Stock, Class C Common Stock, Class D Stock and Participating Preferred Shares (when and if issued) and pari passu with the Series A Convertible Preferred Shares.

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

Series B Convertible Preferred Shares are non-voting, except as provided by law and except that, among other things, holders will be entitled to vote as a separate class with any other series of outstanding Preferred Stock to elect a maximum of two directors if the equivalent of six or more quarterly dividends on the Series B Convertible Preferred Shares are in arrears. Following the occurrence of a Specified Corporate Action (as defined in the Company's Charter) holders shall also have the right to vote as a class with the holders of the Common Stock and the Class D Stock on all matters as to which the holders of Common Stock are entitled to vote. A Specified Corporate Action is defined generally as an action by the Company that would permit a change in control and certain related events. For the purposes of such vote, the holders of the Series B Convertible Preferred Shares will be deemed holders of that number of shares of Class D Stock into which such shares would then be convertible.

The Series B Convertible Preferred Shares may be redeemed in whole or in part by the Company after December 15,1999, so long as after that date the Common Stock has traded 30 consecutive trading days on the New York Stock Exchange at a price in excess of 150% of the then effective conversion price. The redemption price will be $54 per share until December 14, 2000, declining ratably annually to $50 per share on or after December 14, 2006, plus accrued and unpaid dividends. All redemptions are to be made pro-rata.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

12.     Common and Preferred Stock (continued)

Holders of Series B Convertible Preferred Shares have the right to require the Company to purchase all or any part of the Series B Convertible Preferred Shares then held by such holders upon the occurrence of a Special Event. A Special Event consists of actions solely within the control of the Company and includes the declaration or payment of dividends aggregating in excess of $0.075 per share of Common Stock during the last seven months of 1994, cumulatively 25% of earnings in 1995 and 1996, and cumulatively 50% of earnings thereafter; the disposition by the Company of assets representing 35% or more of the Company's book value or gross revenues; and certain mergers of the Company or any of its principal subsidiaries with or into any other firm or entity. Other Special Events include the acquisition by a third party, with the consent or approval of the Company, of beneficial ownership of securities representing 35% or more of the Company's total outstanding voting power. The repurchase price, in the event of a Special Event, is at a specified premium, ranging from $58.82 per share, if the Special Event occurs on or before six months after the original issue date, to $72.06 per share, if the Special Event occurs more than twelve months after the original issue date, plus in each case accrued and unpaid dividends. The approximately 11,765,000 shares of Common Stock issuable upon the ultimate conversion of the Series B Convertible Preferred Shares represent approximately 21% of the aggregate number of voting shares outstanding after giving effect to such issuance based on voting shares outstanding as of August 1, 1994. If dividends on the Series B Convertible Preferred Shares are paid in kind for the full five year period permitted, approximately 18,069,000 shares of Common Stock will be issuable upon such exchange, representing approximately 29% of the total number of voting shares outstanding after giving effect to such issuance, based on voting shares outstanding as of August 1, 1994.

Series A Junior Participating Preferred Shares

In 1987, Participating Preferred Shares were authorized and a dividend of one preferred share purchase right (a Right) for each outstanding share of Common Stock, each share of Class A and Class C Common Stock and each subsequently issued share was declared. With respect to the Rights, the Class D Stock will be treated as if such shares are Class C Common Stock. Each Right, as amended, entitles the holder thereof to buy one one-hundredth of a Participating Preferred Share at a price of $85 (subject to adjustment). The Rights become exercisable only following the announcement by the Company that a person or a group has acquired beneficial ownership of 15 percent or more of the Company's voting shares or has commenced a tender or exchange offer that if consummated would result in the ownership of 15 percent or more of such voting shares. If the Rights become exercisable, each holder will be entitled to purchase at the then-current exercise price that number of Participating Preferred Shares having a value equal to twice the then-current exercise price.

If the Company is subsequently acquired, each Right will entitle the holder to purchase at the then-current exercise price, stock of the surviving company having a market value of twice the exercise price of each Right. In addition, if a person or group acquires more than 15 percent, but less than 50 percent, of the Company's voting shares, the Board of Directors may exchange each Right for one one-hundredth of a Participating Preferred Share. The Rights are redeemable by the Board until the time of announcement that any person or group has beneficially acquired 15 percent or more of the Company's voting shares. All rights beneficially owned by a holder of 15 percent or more of the voting shares become void once such holder passes the 15 percent threshold. The Rights are redeemable by action of the Board of Directors prior to becoming exercisable at a redemption price of $.01 per Right. The Rights will expire on July 6, 1997.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

12.     Common and Preferred Stock (continued)

On April 21, 1992, the Board of Directors of the Company approved an Amendment to the Rights Agreement (the Rights Agreement), dated as of June 11, 1987, between the Company and First Chicago Trust Company of New York, as amended and restated as of March 22, 1990. The Amendment provides for certain technical revisions in the Rights Agreement including definition of Shares Acquisition Date to mean the first date of public announcement by the Company that an Acquiring Person has become such. The Amendment also provides that if the Rights become exercisable, the Company, acting by resolution of the Board of Directors, may (and if a sufficient number of Participating Preferred Shares is not available for issuance upon exercise of the Right, shall), issue equity securities, debt securities, cash and/or other property in lieu of Participating Preferred Shares.

In connection with the AIG Investment, the Board of Directors amended the Rights Agreement, dated as of June 11, 1987, between the Company and First Chicago Trust Company of New York, as amended and restated as of March 22, 1990, as amended April 21, 1993 (Rights Agreement). Pursuant to Amendment
No. 2 to the Rights Agreement, effective as of June 6, 1994, the acquisition of Series B Convertible Preferred Shares upon closing of the AIG Agreement, the acquisition of Class D Stock upon conversion of Series B Convertible Preferred Shares, the acquisition of Common Stock upon exchange for Class D Stock or the acquisition by AIG or its affiliates or any transferee thereof of any securities of the Company (if such acquisition is permitted by the Purchase Agreement) will not (i) cause any person to become an Acquiring Person,
(ii) cause the Distribution Date or the Shares Acquisition Date to occur, or
(iii) give rise to a Section 11(a)(ii) Event (as such capitalized terms are defined in the Rights Agreement).

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

13.     AIG Agreement and Amendment

Under the AIG Agreement, the Company has agreed to make certain payments to AIG, incuding certain tax matters described in Note 5 of the Unaudited Notes to Financial Statements, if tax payments and reserves relating to periods before March 31, 1994 exceed the Company's tax reserves as of March 31, 1994, or if the Company determines that certain liabilities were greater than, or that certain assets had an ultimate realizable value less than, the related amounts shown on the Company's balance sheet as of March 31, 1994. The making of any such payments by the Company would, in effect, reduce the consideration received by the Company for the Series B Convertible Preferred Shares.
Pursuant to an amendment to the AIG Agreement, dated as of November 10, 1994, the Company's potential exposures under the indemnifications, individually or in the aggregate, are limited to $10 million. As a result of this indemnification, the Company has classified $10 million of the proceeds from the issuance of the Series B Convertible Preferred Shares outside of stockholders' equity until such time as the indemnifications, if any, are satisfied or otherwise terminated. Under the AIG Agreement, AIG has also agreed, with specified exceptions, to refrain from attempting to increase its interest in or influence over the Company by tender offer or proxy solicitation or other means through July 15, 2002 subject to the occurrence of certain events that would terminate AIG's standstill covenants.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)


14.     Financial Instruments

The Company enters into foreign exchange forward contracts and foreign exchange option agreements primarily to provide risk management against future exposures that arise at its London-based specialty and reinsurance broking operations. The exposures arise because a significant portion of the revenues of these operations are denominated in U.S. dollars, while their expenses are primarily denominated in U.K. pound sterling.

The Company generally sells forward U.S. dollars and purchases U.K. pound sterling for periods of up to two years in the future. Such contracts provide risk management against future anticipated transactions which are not firm commitments. In addition, the Company enters into foreign exchange contracts to manage market risk associated with foreign exchange volatility on intercompany loans and expected intercompany dividends. Finally, the Company enters into foreign exchange contracts to effectively offset existing contracts when anticipated exchange rate movements would benefit the Company.

Gains and losses on contracts which are designated as hedges of firm commitments are deferred until the settlement dates. Contracts which are not designated as hedges are marked to market at each balance sheet date and are included in other current assets, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at September 30, 1994 was $3.7 million.

Foreign exchange options written by the Company are marked to market at each balance sheet date. Future cash requirements may exist if the option is exercised by the holder. Based on foreign exchange rates at September 30, 1994, these options could be exercised at a nominal cost to the Company.

At September 30, 1994, the Company has approximately $107.8 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pound sterling, and approximately $36 million notional principal outstanding, primarily to exchange U.K. pound sterling into U.S. dollars. In addition, at September 30, 1994, the Company has approximately $46.7 million notional principal of foreign exchange contracts outstanding related to intercompany loans.

These foreign exchange contracts are generally purchased from large international banks and financial institutions with strong credit ratings. Credit limits are established based upon the credit ratings of such institutions and are monitored on a regular basis. Management does not anticipate incurring any losses due to non-performance by these institutions. In addition, the Company monitors the market risk associated with forward exchange and options contracts by using probability analyses, external pricing systems and information from banks and brokers.

The Company has entered into interest rate swaps and forward rate agreements as a means to limit the earnings volatility associated with changes in short-term rates on its investments. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreement are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

14.     Financial Instruments (continued)

The interest rate swaps and forward rate agreements are purchased from large international banks and financial institutions with strong credit ratings. Credit limits are established based on such credit ratings and are monitored on a regular basis. Management does not anticipate incurring any losses due to non-performance by these institutions. In addition, the Company monitors the market risk associated with these interest rate agreements by using probability analyses, external pricing systems and information from banks and brokers.

The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. The fair value of these agreements at September 30, 1994 and December 31, 1993 was an unrealized loss of $5.2 million and an unrealized gain of $2.7 million, respectively. The fair value of these agreements was estimated by discounting the future cash flows using rates currently available for agreements of similar terms and maturities.

At September 30, 1994 and December 31, 1993 the Company has the following interest rate swaps and forward rate agreements in effect, by year of final maturity:

  September 30, 1994
			     Gross      Net Weighted     Gross     Net Weighted
			   Receiving      Average        Paying      Average
	Year                 Fixed     Interest Rate     Fixed     Interest Rate
	1994                $225.3          7.11%        $101.1          5.95%
	1995                 286.1          5.85          139.0          6.75
	1996                 166.6          6.27             -             -
	1997                  20.0          6.65             -             -
	  Total             $698.0          6.38%        $240.1          6.41%

  December 31, 1993
			     Gross      Net Weighted     Gross     Net Weighted
			   Receiving      Average        Paying      Average
	Year                 Fixed     Interest Rate     Fixed     Interest Rate
	1994                $208.0          5.81%        $358.0          5.63%
	1995                 129.0          6.57             -             -
	1996                 105.0          5.44             -             -
	  Total             $442.0          5.94%        $358.0          5.63%

In addition, as part of its interest rate management program, the Company writes various types of interest rate options, including caps, collars, floors and interest rate guarantees. The Company enters into these option agreements as a means of enhancing the return on its fiduciary funds.

The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur.

Alexander & Alexander Services Inc. and Subsidiaries (the Company) Unaudited Notes to Financial Statements (continued)

14.     Financial Instruments (continued)

These written options expose the Company to potential cash obligations, based on future movements in interest rates. This exposure is measured by the interest rate differential (contract rate versus the future market rate) times the notional principal amount. At September 30, 1994, the Company recognized a current liability of $1.4 million, representing the estimated cost to settle these options at that date. The estimated cost to settle these options was nominal at December 31, 1993. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

At September 30, 1994 and December 31, 1993 the Company had the following written interest rate option agreements outstanding, by year of final maturity

  September 30, 1994
			     Gross      Net Weighted     Gross     Net Weighted
			   Receiving      Average        Paying      Average
	Year                 Fixed     Interest Rate     Fixed     Interest Rate
	1994                $  7.9          6.78%        $ 15.8          6.66%
	1995                  25.8          5.01           10.0          4.60
	1996                  33.7          5.67            7.9          5.00
	  Total             $ 67.4          5.55%        $ 33.7          5.66%

  December 31, 1993
			     Gross      Net Weighted     Gross     Net Weighted
			   Receiving      Average        Paying      Average
	Year                 Fixed     Interest Rate     Fixed     Interest Rate
	1994                $ 20.0          4.59%        $ 15.0          4.87%
	1995                  22.0          5.75             -             -
	1996                  42.0          5.40            7.0          5.00
	  Total             $ 84.0          5.30%        $ 22.0          4.91%

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The factors that have negatively influenced the Company's insurance services revenues in the past years continued through the first nine months of 1994. These factors include soft pricing due to the intense competition among insurance underwriters. Consulting revenues have also been constrained during this period due to the competitive environment and uncertainty over health care reform in the U.S. The Company does not anticipate significant changes in such conditions for the remainder of 1994. For the first nine months of 1994, the Company reported a net loss of $27.4 million, or $0.83 per share. Included in the results were a $26.9 million after-tax charge, or $0.61 per share, relating to the Company's discontinued operations and a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in an accounting principle.

Since mid-June 1994, the Company's Board of Directors and management team have completed a number of initiatives to implement its restructuring process and to improve the Company's financial condition and future profitability. These actions include the following:

* In June, Frank G. Zarb was appointed Chairman of the Board, President and Chief Executive Officer of the Company.

* In June, the quarterly dividend on the Company's Common Stock and Common Stock equivalents was reduced by 90 percent from $0.25 to $0.025 per share. The estimated annual cash flow savings based upon the current number of shares outstanding is approximately $39 million.

* In July, American International Group, Inc. invested $200 million in the Company (the AIG Investment) and received 4 million shares of the Company's non-voting 8% Series B Cumulative Convertible Preferred Stock, $1.00 par value (the Series B Convertible Preferred Shares). Net proceeds to the Company were approximately $196 million. Proceeds from this capital infusion will be used for general corporate purposes, including significant investments to improve its U.S. operations and other core businesses.

* In July, the Company entered into an insurance-based financing contract with a reinsurance company that affords certain protection for exposures included in discontinued operations. The contract provided for a payment by the Company of $80 million to the reinsurance company. Of the $80 million payment, $30 million was paid from the proceeds of the AIG Investment.

* In July, the Company borrowed $50 million from the reinsurance company that executed the contract described above. The note is payable in five equal annual installments, commencing July 1997.

* In July, the Company's credit agreement with various banks was amended to restore the Company's ability to borrow up to $150 million. The Company has no borrowings outstanding under this agreement, and does not anticipate a need to borrow under the agreement for the remainder of its term which expires in July 1995.

* In July and September, a total of six new directors were elected, increasing the size of the Company's Board of Directors from 8 to 14 members.

* In August, Edward F. Kosnik was appointed Executive Vice President and Chief Financial Officer of the Company.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

General (continued)

* In October 1994, the Company announced the offering of a voluntary retirement incentive program to more than 200 employees in three U.S. business units, and a reduction in force of approximately 220 employees in the U.S. insurance brokerage operation. These actions will result in an estimated $12 million pre-tax charge in the fourth quarter.

* In November 1994, the Company announced an agreement in principle to resolve certain indemnity obligations to Sphere Drake. The Company will receive a cash payment of approximately $5 million from Sphere Drake in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities. The Company recorded a $20.9 million loss from discontinued operations in the third quarter relating to this agreement.

* In November 1994, the Company completed the sale of its U.S.-based personal lines insurance broking business. The total proceeds from the fourth quarter sale will approximate $30 million with a resulting pre-tax gain of approximately $20 million.

In addition to these actions already taken, a number of initiatives are underway to further strengthen the Company's balance sheet and increase operating margins. The Company is conducting an analysis of its core business activities and is currently reviewing its options with respect to selling certain non-core businesses and other assets. The Company is also actively reviewing its options with respect to other indemnity exposures relating to operations previously sold. The Company is continuing comprehensive worldwide reviews of its operations to identify and implement ways of expanding new business efforts and reducing overall costs. These reviews are expected to be completed by year-end 1994 and will result in a significant charge for restructuring and other matters in addition to the $12 million fourth quarter charge announced in October. The combined charges are expected to result in a loss for the fourth quarter and for the year.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 1994 vs. 1993

Consolidated

The net loss for the three months ended September 30, 1994 was $20.8 million, or $0.58 per share. Included in the results was a $20.9 million after-tax charge, or $0.47 per share, relating to an agreement in principle to end certain indemnity obligations to Sphere Drake Insurance Group for loss reserves and reinsurance recoverables.

In the comparable period in 1993, the Company reported a net loss of $2.6 million, or $0.11 per share.

Operating Revenues

Consolidated operating revenues were $332.6 million for the third quarter of 1994, an increase of $5.5 million, or 1.7 percent, from the corresponding period in 1993. After adjusting for a $3.2 million increase due to changes in foreign exchange rates, an increase of $4 million for a Mexican retail broking operation acquired in the third quarter of 1993 and a $2.3 million decrease resulting from operations sold in 1993, total revenues were essentially equal to 1993 levels.

Total commissions and fees were $318.7 million for the third quarter of 1994, an increase of $5.5 million, or 1.8 percent, compared to 1993. Investment income earned on fiduciary funds was unchanged for the third quarter of 1994.

Operating Expenses

Consolidated operating expenses were $328.4 million for the third quarter of 1994, an increase of $1.5 million, or 0.5 percent, versus the comparable quarter of 1993. After adjusting for an $8.2 million unfavorable foreign exchange rate variance, including hedging contract gains and losses, a $2.3 million decrease resulting from operations sold in 1993 and an increase of $3.9 million due to the 1993 Mexico acquisition, total operating expenses decreased by $8.3 million compared to 1993.

Consolidated salaries and related benefits increased by $6.8 million, or 3.5 percent, including a $2.6 million increase relating to the 1993 acquisition in Mexico, and a $1.8 million unfavorable foreign exchange rate variance. Staff costs in 1994 include normal salary progressions and higher benefit costs partially offset by a 2.7 percent decline in headcount.

Consolidated other operating expenses decreased by $5.3 million, or 4 percent, in the third quarter of 1994 compared to 1993. Excluding the $6.4 million negative impact of changes in foreign exchange rates, the increase of $1.3 million relating to the 1993 acquisition in Mexico, the $1 million decrease resulting from sold operations and $2.4 million of severance costs in 1994, other operating expenses decreased $14.4 million. This decrease is primarily due to $11 million of lower insurance-related reserves.

Other Income (Expenses)

Consolidated investment income earned on operating funds was $3 million for the third quarter of 1994, an increase of $0.9 million, or 42.9 percent, compared to 1993. The increase was primarily the result of higher investment levels due to the issuance of preferred stock as well as higher average interest rates.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 1994 vs. 1993

Other Income (Expenses) (continued)

Consolidated interest expense was $4.7 million for the third quarter of 1994, an increase of $1.7 million, or 56.7 percent, compared to 1993. The increase is attributable primarily to the borrowing of $50 million on July 1, 1994 to finance a contract with a reinsurance company for certain discontinued exposures of the Company.

Other expenses decreased by $3.7 million in the third quarter of 1994 compared to 1993 primarily due to lower litigation costs relating to the Mutual Fire lawsuit.

Income Taxes

The Company reported tax expense of $0.2 million on pre-tax income of $0.5 million in the third quarter of 1994. The effective tax rate was 40 percent compared to the U.S. statutory rate of 35 percent. The tax rate was negatively impacted by the non-deductibility of certain expenses for tax purposes, including amortization of goodwill and entertainment expenses. Partially offsetting these factors were foreign tax rates which are lower than the U.S. statutory rate.

On August 26, 1994, the Company received a Notice of Proposed Adjustment from the Internal Revenue Services (IRS) in connection with the examination of its 1990 and 1991 U.S. federal income tax returns, proposing an increase in taxable income for the 1991 tax year which would result in additional tax liability estimated by the Company at $50 million. This proposed adjustment relates to an intercompany transaction involving the stock of a United Kingdom subsidiary.

As discussed in Note 5, the Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated. A similar transaction occurred in 1993, which year is not currently under examination, for which the IRS could propose an increase in taxable income which would result in additional tax liability estimated by the Company at $25 million. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the accompanying consolidated financial statements.

Discontinued Operations

In November 1994, the Company announced an agreement in principle to resolve
certain indemnity obligations to Sphere Drake.   Under the terms of the
agreement, which is subject to a definitive written contract, the Company will receive a cash payment of approximately $5 million from Sphere Drake in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities. The Company recorded a $20.9 million loss from discontinued operations in the third quarter in connection with this agreement.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 1994 vs. 1993

Insurance Services

Operating results for the Insurance Services segment of the Company's operations are summarized below:

					       Three Months Ended
						  September 30,
						1994        1993
    Operating Revenues:
      Risk management and insurance services    $213.6    $206.7
      Specialist insurance broking                24.4      24.7
      Reinsurance broking                         38.7      39.1
						 276.7     270.5
    Operating expenses                           256.8     247.1
    Operating income                            $ 19.9    $ 23.4


Worldwide risk management and insurance services broking commissions and fees increased by $6.9 million, or 3.5 percent, when compared to the third quarter of 1993. Foreign exchange rate variances positively impacted 1994 revenues by $1.9 million. Broking revenues in the U.S. retail organization decreased by $2.9 million in the third quarter of 1994 compared to 1993 primarily due to lost business and sluggish new business growth. Offsetting the U.S. retail decline was a $3.7 million increase in broking revenues for the 1993 Mexican acquisition and $2.4 million and $2 million increases in broking revenues for the Europe and Asia/Pacific operations, respectively. Investment income earned on fiduciary funds in the risk management and insurance services operations was unchanged for the third quarter of 1994.

Specialist insurance broking commissions and fees decreased by $0.5 million, or 2 percent, in the third quarter of 1994 versus 1993 primarily due to reduced capacity in the U.K. market as well as continued casualty business competition and lower rates in the U.S. Investment income earned on fiduciary funds in the specialist insurance broking operations increased by $0.2 million when compared to the third quarter of 1993.

Reinsurance broking commissions and fees decreased by $0.5 million, or 1.5 percent, in the third quarter of 1994 compared to 1993. Foreign exchange rate variances positively impacted such revenues by $0.5 million. Investment income earned on fiduciary funds in the reinsurance broking operations increased by $0.1 million when compared to the third quarter of 1993.

Total risk management and insurance services operating expenses increased by $8.6 million, or 4.4 percent, when compared to the third quarter of 1993. Foreign exchange rate variances negatively impacted such expenses by $1.6 million. Operating expenses in the U.S. retail organization were essentially equal to 1993 levels. However, contributing to the overall increase in operating expenses for risk management and insurance services operations was a $3.6 million increase due to the 1993 acquisition in Mexico.

Operating expenses for the specialist insurance broking operations increased by $0.4 million, or 1.8 percent, in the third quarter of 1994 versus 1993.
Foreign exchange rate variances favorably impacted such expenses by $0.3 million.

Operating expenses for the reinsurance broking operations increased by $0.7 million, or 2.4 percent, in the third quarter of 1994 compared to 1993. Foreign exchange rate variances favorably impacted such expenses by $0.2 million.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 1994 vs. 1993

Human Resource Management Consulting

Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below.

[CAPTION]

						  Three Months Ended
						     September 30,
						   1994        1993
  Operating revenues                              $56.2       $54.2
  Operating expenses                               54.8        60.1
  Operating income (loss)                         $ 1.4       $(5.9)


Human resource management consulting commissions and fees increased by $2 million, or 3.7 percent, in the third quarter of 1994 compared to the corresponding quarter in 1993, due primarily to the Canadian operation which was negatively impacted in the third quarter of 1993 by a reduction in the expected realization of consulting revenues. Investment income earned on fiduciary funds in the human resource management consulting operations was unchanged for the third quarter of 1994.

Operating expenses for the human resource management consulting operations decreased by $5.3 million, or 8.8 percent, in the third quarter of 1994 compared to the corresponding quarter in 1993. This decrease reflects certain 1993 expenses for severance, office consolidations and incentive costs.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months ended September 30, 1994 vs. 1993

Consolidated

The net loss for the nine months ended September 30, 1994 was $27.4 million, or $0.83 per share. Included in the results were $26.9 million of after-tax charges of $0.61 per share, relating to certain indemnity obligations and exposures of the Company's discontinued operations and a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers Accounting for Postemployment Benefits."

Net income for the nine months ended September 30, 1993 was $23.7 million, or $0.45 per share, including after-tax gains of $2.5 million, or $0.06 per share, from the sale of three small operations and a gain relating to a cumulative effect adjustment of $3.3 million, or $0.08 per share, from a change in accounting for income taxes.

Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The Company elected to amortize the initial transition obligation of $14 million over a twenty year period. The effect of this accounting change was not significant to the Company's results of operations.

Operating Revenues

Consolidated operating revenues were $990.7 million for the first nine months of 1994, a decrease of $3.1 million, or 0.3 percent, from the corresponding period in 1993. After adjusting for a $4.9 million decrease due to changes in foreign exchange rates, an increase in revenues of $10.9 million for the 1993 Mexico acquisition, and a $7.9 million decrease resulting from operations sold in 1993, total revenues decreased $1.2 million compared to 1993 levels.

Total commissions and fees increased by $1.6 million, or 0.2 percent, in the first nine months of 1994 compared to 1993. The effects of changes in foreign exchange rates and the revenues from operations sold in 1993 negatively impacted the comparable period by $12.4 million.

Investment income earned on fiduciary funds was $37.4 million for the first nine months of 1994, a decrease of $4.7 million, or 11.2 percent, compared to 1993. This decrease is primarily due to lower average investment levels, particularly in the U.S.

Operating Expenses

Consolidated operating expenses were $966.7 million for the first nine months of 1994, an increase of $17.6 million, or 1.9 percent, versus the comparable period of 1993. After adjusting for a $1.6 million unfavorable foreign exchange rate variances, including hedging contracts gains and losses, a $9 million decrease resulting from operations sold in 1993 and an increase of $10 million due to the 1993 Mexico acquisition, total operating expenses increased by $15 million.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months ended September 30, 1994 vs. 1993 (continued)

Operating Expenses (continued)

Consolidated salaries and related benefits increased by $18 million, or 3.1 percent. The effect of changes in foreign exchange rates was favorable by $2.5 million. Contributing to the overall increase was a $6.8 million increase relating to the 1993 Mexico acquisition and an increase of $3.7 million in the U.K. human resources management consulting operations due to the November 1993 acquisition of Clay & Partners (Clay). Prior to the acquisition, Clay operated as a partnership and accordingly, their results did not reflect partner draws. Staff costs in 1994 include normal salary progressions and higher benefit costs partially offset by a 2.7 percent decline in headcount.

Consolidated other operating expenses decreased by $0.4 million, or 0.1 percent, in the first nine months of 1994 compared to 1993. Excluding the $4.1 million negative impact of changes in foreign exchange rates, an increase of $3.2 million due to the 1993 Mexico acquisition and the $3.9 million decrease due to the effect of sold operations, other operating expenses decreased by $3.8 million.

Other Income (Expenses)

Investment income earned on operating funds decreased by $0.3 million due to lower average operating fund levels, partially offset by interest income earned on the proceeds from the July issuance of preferred stock.

Interest expense increased by $1.2 million due primarily to a higher debt level associated with a $50 million borrowing relating to a contract with a reinsurance company.

Other income (expenses) in 1994 and 1993 included $7.7 million and $13.3 million, respectively, of provisions for legal costs and, in 1994, estimated indemnities of $1.2 million to the purchasers of Shand, related to the Mutual Fire rehabilitation and in 1993 included pre-tax gains of $4.1 million on the sales of three small operations in the U.S.

Income Taxes

The Company reported income taxes of $4 million on pre-tax income of $10.1 million for the first nine months of 1994. This compares to an expected tax expense of $3.5 million based on the U.S. statutory rate of 35 percent. The tax rate was negatively impacted by certain expenses which are not deductible, including amortization of goodwill and entertainment expenses. Offsetting these factors are state and local tax benefits on losses generated in the U.S. operations in the first nine months of 1994 as well as foreign tax rates lower than the U.S. statutory rate.

The Company's effective tax rate in the first nine months of 1993 was 40 percent. This rate was higher than the U.S. rate of 35 percent primarily due to amortization of goodwill and other non-deductible expenses. The tax rate was favorably impacted by the results of Clay, a U.K.-based actuarial consulting operation acquired in 1993 in a pooling of interests transaction. Prior to the merger, Clay operated as a partnership and accordingly, their results did not reflect corporate income taxes of approximately $1 million.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months ended June 30, 1994 vs. 1993 (continued)

Income Taxes (continued)

As discussed in Note 5, the Company was advised by the IRS, in a letter dated May 26, 1994, that the Joint Committee on Taxation had approved the settlement agreement covering the years 1980 through 1986. The liability for tax and net interest with regard to this settlement will actually be due for years 1987 through 1989 due to acceleration in the use of net operating losses and tax credits. The Company is currently under examination by the IRS for years 1987 through 1991.

On August 26, 1994, the Company received a Notice of Proposed Adjustment from the IRS in connection with the examination of its 1990 and 1991 U.S. federal income tax returns, proposing an increase in taxable income for the 1991 tax year which would result in additional tax liability estimated by the Company at $50 million. This proposed adjustment relates to an intercompany transaction involving the stock of a United Kingdom subsidiary.

As discussed in Note 5, the Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated. A similar transaction occurred in 1993, which year is not currently under examination, for which the IRS could propose an increase in taxable income which would result in additional tax liability estimated by the Company at $25 million. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the accompanying consolidated financial statements.

The Company believes that its current tax reserves are adequate to cover its tax liabilities, including the 1980-1986 settlement.

Discontinued Operations

On July 1, 1994, the Company entered into an insurance-based financing contract (the Contract) with a reinsurance company that affords certain protection to the Company for the Orion, Syndicate 701, Swann & Everett, and certain other exposures included in discontinued operations. The established reserve for these exposures was $148.5 million at July 1, 1994. The Contract provides for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of the established reserve. In accordance with the Contract, which will be accounted for under the deposit method of accounting, the remaining established reserve of $75.5 million is recoverable from the reinsurance company. The Contract also provides protection for paid losses in excess of the established reserve through recoveries of such paid losses from the reinsurance company. Such recoveries are initially limited to $25 million and, depending on the timing and amount of loss payment recoveries, could increase to a maximum of $120 million. At September 30, 1994, the recovery of losses from the reinsurance company, beyond the $75.5 million related to the established reserve, is limited to $26.6 million. The Contract obligates the Company to pay additional amounts to the reinsurance company for losses in excess of $26.6 million. Commencing December 31, 1996, depending on the timing and amount of loss payment recoveries under the Contract, the Company may be entitled to receive payments from the reinsurance company in excess of amounts recovered for paid losses if the Contract is terminated.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months ended June 30, 1994 vs. 1993 (continued)

Discontinued Operations (continued)

As a result of this transaction, the Company recorded a $6 million charge in the second quarter of 1994 representing the amount of the payment to the reinsurance company that exceeded the recoverable portion of existing reserves for the covered exposures.

If it becomes probable that the ultimate exposures covered by the Contract will exceed recorded liabilities, the Company would increase the recorded liabilities to the required amount. To the extent that the recorded increase in those liabilities is recoverable under the Contract, that amount would be recorded as an asset of discontinued operations. To the extent that the recorded increase would not be recoverable under the Contract, that amount would be recorded as a loss from discontinued operations. The Contract provides for an aggregate limit on the amount of payments to be made to the Company. If it becomes probable that the ultimate amount of the exposures covered by the Contract will exceed the aggregate contract limits, the total amount of such excess would be recorded as a loss from discontinued operations in the period that such determination is made.

In November, 1994 the Company announced an agreement in principle to resolve
certain indemnity obligations to Sphere Drake.   Under terms of the agreement,
which is subject to a definitive written contract, the Company will receive a cash payment of approximately $5 million from Sphere Drake in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities. The Company recorded a $20.9 million loss from discontinued operations in the third quarter in connection with this agreement.

Cumulative Effect Adjustments

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

Results of Operations (continued)

Nine Months ended September 30, 1994 vs. 1993 (continued)

Insurance Services

Operating results for the Insurance Services segment of the Company's operations are summarized below:

						    Nine Months Ended
						       September 30,
						     1994        1993
    Operating Revenues:
      Risk management and insurance services        $634.8      $632.1
      Specialist insurance broking                    76.5        78.9
      Reinsurance broking                            118.7       116.8
						     830.0       827.8
    Operating expenses                               761.0       742.5
    Operating income                                $ 69.0      $ 85.3


Worldwide risk management and insurance services broking commissions and fees increased $5.7 million, or 0.9 percent, in the first nine months of 1994 versus the corresponding period in 1993. Foreign exchange rate variances negatively impacted such revenues by $3.8 million. Broking revenues in the U.S. decreased by $18.5 million in the first nine months of 1994 compared to 1993. The continued softness in certain insurance markets and lost business had a significant negative impact on broking revenues. Offsetting the U.S. decline were a $10.3 million increase in 1994 broking revenues due to the 1993 acquisition in Mexico, a $4.8 million increase in the Europe operations, a $3.7 million increase in the Asia/Pacific operations and a $1.2 million increase in the Company's U.S.-based claims administration operation. These increases were due primarily to new business production. Investment income earned on fiduciary funds in the risk management and insurance services operations decreased by $3 million when compared to the first nine months of 1993.

Specialist broking commissions and fees decreased by $2.3 million, or 3.1 percent, in the first nine months of 1994 over 1993 due to the withdrawal of a significant underwriter for certain classes of business as well as lower contingent commissions in the United Kingdom. Foreign exchange rate variances positively impacted such revenues by $0.3 million. Investment income earned on fiduciary funds in the specialist insurance broking operations decreased by $0.1 million when compared to the first nine months of 1993.

Reinsurance broking commissions and fees were up $2.5 million, or 2.3 percent, in the first nine months of 1994 versus 1993 primarily due to selected premium rate increases and new business, particularly in Canada, France and Latin America. Foreign exchange rate variances negatively impacted such revenues by $0.8 million. Investment income earned on fiduciary funds in the reinsurance broking operations decreased by $0.6 million when compared to the first nine months of 1993.

Worldwide risk management and insurance services operating expenses increased by $16.2 million, or 2.7 percent, when compared to the same nine month period in 1993. Foreign exchange rate variances positively impacted such expenses by $3.2 million. Operating expenses in the U.S. retail organization increased $4.8 million versus 1993 levels. Also, contributing to the overall increase in operating expenses for risk management and insurance services operations was a $9.7 million increase for the 1993 acquisition in Mexico.

Operating expenses for the specialist insurance broking operations decreased by $1.1 million, or 1.8 percent, versus the comparable 1993 period due to favorable foreign exchange rate variances.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months ended September 30, 1994 vs. 1993 (continued)

Insurance Services (continued)

Operating expenses for the reinsurance broking operations increased by $3.4 million, or 4 percent, for the first nine months of 1994. Foreign exchange rate variances favorably impacted such expenses by $1.5 million.

Human Resource Management Consulting

Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

						  Nine Months Ended
						     September 30,
						   1994        1993
  Operating revenues                              $160.9      $156.7
  Operating expenses                               162.5       161.3
  Operating loss                                  $ (1.6)     $ (4.6)


Human resource management consulting commissions and fees increased by $4.2 million, or 2.7 percent, in the first nine months of 1994 compared to 1993. Revenue growth of $5.9 million, or 5.8 percent, was reflected in the U.S. operations due to new business and client retention efforts. Partially offsetting this increase was a $1.4 million decrease in the U.K. operations due to recent legislation in the U.K. which requires commission disclosure to clients on financial services products. Investment income earned on fiduciary funds in the human resource management consulting operations was unchanged for the first nine months of 1994.

Operating expenses for the human resource management consulting operations increased by $1.2 million, or 0.7 percent, in the first nine months of 1994 compared to the corresponding period in 1993. A $4.9 million favorable variance in the U.S. was due primarily to one-time expenses reflected in 1993. This was offset by higher salary costs in the U.K. from the Clay acquisition, which operated as a partnership in 1993.

Alexander & Alexander Services Inc. & Subsidiaries (the Company)
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Net cash used by operating activities was $73.5 million for the first nine months of 1994. This decrease is primarily due to the $80 million payment on the contract entered into with a reinsurance company for exposures related to the Company's discontinued operations. Additionally, the Company borrowed $50 million from this reinsurance company. Proceeds from these borrowings are included in net cash provided by financing activities.

The Company's net capital expenditures for property and equipment were $17.2 million during the first nine months of 1994. Capital expenditures are expected to increase throughout the year as the Company continues with its investment in redesigning work processes and enhancing systems technology.

The Company has a $150 million credit agreement with various banks which expires in July 1995. The amended agreement provides for unsecured borrowings and contains various covenants including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations.

The Company has full and immediate access to the $150 million credit line, has no borrowings outstanding under this agreement and does not anticipate a need to borrow under the agreement for the remainder of its term.

Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $127.1 million, of which $126.3 million were unused at September 30, 1994. These lines consist of uncommitted cancellable facilities in the U.S. and other countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2% of the line.

On July 1, 1994, Alexander & Alexander Services Inc. borrowed $50 million from the reinsurance company that executed the Contract described in Note 7 of Unaudited Notes to Financial Statements. The note is payable in five equal annual installments, commencing July 1, 1997 and bears interest at a rate of 9.45%. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize the Alexander & Alexander Services Inc. note to settle claims under the Contract.

At September 30, 1994, the Company has an accumulated deficit of $168.5 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 12 of Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividends. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend paying shares associated with the Class A and Class C Common stock. As previously discussed, in May 1994 the Board of Directors reduced the Company's quarterly dividend from $0.25 to $0.025 per share. The estimated annual cash flow savings based upon the current number of shares outstanding is approximately $39 million.

As described in Notes 7 and 11 of Unaudited Notes to Financial Statements, the Company has significant litigation and other exposures which may require cash resources. In addition, as described in Note 5 of Unaudited Notes to Financial Statements, the Company was advised by the IRS in a letter dated May 26, 1994, that the Joint Committee review has been completed and that the Company's settlement with the IRS has been approved. The settlement, which approximates $38 million in tax and net interest, does not require any cash resources until the examinations of the years 1987 through 1989 are finalized with the IRS. This is expected to occur in the first half of 1995.

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

On July 15, 1994, pursuant to the terms of the AIG Agreement, AIG purchased from the Company 4,000,000 shares of Series B Convertible Preferred Shares at a purchase price of $50 per share for a total purchase price of $200,000,000. Such proceeds, net of approximately $3.9 million of related expenses, are available for general corporate purposes, of which $30 million has been used to fund the reinsurance arrangement with respect to discontinued operations.

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

PART II.  OTHER INFORMATION
Alexander & Alexander Services Inc. & Subsidiaries

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance and in rendering consulting services. In some of these cases, the remedies that may be sought or damages claimed are substantial. Additionally, the Company and its subsidiaries are subject to the risk of losses resulting from the potential uncollectibility of insurance and reinsurance balances and claims advances made on behalf of clients, exceeding policy limits, and indemnifications connected with the sales of certain businesses.

Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the Section captioned "Mutual Fire and Shand Contingencies" which is amended in its entirety as follows.

In 1987, the Company sold Shand, Morahan & Company, Inc. (Shand), its domestic underwriting management subsidiary. The sales contract between the Company and Shand's purchasers obligates the Company to certain indemnities with respect to transactions involving Mutual Fire Marine and Inland Insurance Company (Mutual
Fire). These indemnification obligations are not limited in amount or duration. The Company, Alexander & Alexander Inc., a subsidiary of the
Company, and Shand are defendants in a lawsuit brought in 1991 by the Pennsylvania Insurance Commissioner as rehabilitator of Mutual Fire. The complaint alleges matters within the terms of such indemnification obligation. The action, in the United States District Court for the Eastern District of Pennsylvania and styled Constance B. Foster v. Alexander & Alexander Services Inc. et al. (Civil Action No. 91-1179), arises out of Shand's relationship as underwriting manager for Mutual Fire, now insolvent. The complaint alleges that Shand, and in certain respects the Company, breached duties to, and agreements with, Mutual Fire. In addition to claiming compensatory damages, the complaint seeks punitive damages and recovery of certain commissions paid to Shand and the Company. The complaint does not specify, to any meaningful degree, the amount of alleged damages incurred or sought. The rehabilitator, through an updated expert's report, has indicated to Shand and the Company that the damages alleged are in the amount of $234.6 million. The expert's report previously alleged damages in the amount of $238.5 million. The Company and Shand strongly disagree with the alleged damages in the updated report and have substantial arguments to sustain their position. The Company and Shand have finalized a series of expert reports that rebut the rehabilitator's report. The case may be placed on the trial calendar in 1994 or early 1995. Management of the Company believes that there are valid defenses to the allegations set forth in the complaint and the Company is vigorously defending this action.

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

Alexander & Alexander Services Inc. & Subsidiaries

Item 1. Legal Proceedings (continued)

The purchasers of Shand have also notified the Company of indemnification claims for reinsurance recoverables arising under the Company's obligation to indemnify the purchasers for losses suffered as a result of errors and omissions in connection with professional services provided by Shand prior to the sale of Shand in 1987. To date, five reinsurers have alleged that Shand committed such errors and omissions, and the purchasers of Shand have advised the Company that other reinsurers may make similar allegations in the future. To date, there has been no finding that Shand in fact committed any error or omission. Shand is actively disputing these allegations in arbitrations against three of these reinsurers. Of the five indemnification claims asserted by the purchasers of Shand against the Company, two have been settled. The remaining three indemnification claims are the subject of an arbitration proceeding brought by the purchasers against the Company in August 1994 in which the purchasers seek payment of reinsurance recoverables or the posting of collateral for such recoverables. The amounts in question approximate $16.5 million.

On September 20, 1994, the purchasers of Shand notified the Company that three additional reinsurers have made similar allegations claiming $6.2 million in unpaid recoverables and asserting that the Company is responsible for posting collateral of another $22.6 million and that these claims may be included in the arbitration proceedings. Additional indemnity claims may be made by the purchasers of Shand if other reinsurers stop paying based on pre-sale errors and omissions. If those claims were upheld, the Company's resulting indemnification obligation could be significant. The Company believes that, until the merits of the alleged errors and omissions have been adjudicated, the Company's exposure under this indemnity is limited to the costs and related expenses incurred by Shand in adjudicating the merits of the allegations. The Company is vigorously disputing the indemnification claims for reinsurance recoverables asserted by the purchasers of Shand in the arbitration proceedings.

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

Alexander & Alexander Services Inc. & Subsidiaries

Item 1. Legal Proceedings (continued)

Reference is made to the discussion under the caption "Item 3. Legal Proceedings" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 as to the legal proceeding captioned Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594) (S.D.N.Y.) which is incorporated in its entirety herein except as amended as follows. At a conference with the U.S. District Court for the Southern District of New York in March 1994, counsel for the plaintiff was directed to inform counsel for the Company whether plaintiff intended to file a second amended complaint. On October 31, 1994, plaintiff's counsel notified the Company that plaintiff intends to seek permission to file a second amended complaint. The Company currently believes the reasonably possible loss that might result under this action, if any, would not be material to the Company's financial position or results of operations.

Item 2. Changes in Securities

Reference is made to Part I, Notes 12 and 13 of the Company's Unaudited Notes to Financial Statements to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 for a description of the Charter Amendment, the rights of the Series B Convertible Preferred Shares and Class D Stock and the amendments associated with Participating Preferred Shares and is incorporated herein.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Stockholders of the Company was held on July 15, 1994. At the meeting, the Company's stockholders acted upon (i) a proposal to approve a Stock Purchase and Sale Agreement, dated as of June 6, 1994, between the
Company and American International Group, Inc. (AIG), pursuant to which the Company would issue and sell 4,000,000 shares of its 8% Series B Cumulative Convertible Preferred Stock (Series B Convertible Preferred Shares) to AIG for an aggregate purchase price of $200,000,000 (AIG Agreement) and all transactions contemplated pursuant to the AIG Agreement; and (ii) a proposal to approve certain amendments to the Company's charter (together, Charter Amendment) to, among other things (A) increase the number of authorized shares of the capital stock; and (B) establish the terms of the Class D Shares, into which Series B Convertible Preferred Shares are convertible.

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

Item 5. Other Information

At a regular of the executive committee of the board of directors held on August 29, 1994, Edward F. Kosnik was elected, effective as of August 29, 1994, as Executive Vice President and Chief Financial Officer of the Company.

At a regular meeting of the Board of Directors on September 29, 1994, three new directors were elected. The newly elected directors are: Gerald R. Ford, former President of the United States, Maurice H. Hartigan II, Senior
Managing Director, Chemical Banking Corp, New York; and James Bickford Hurlock, Partner & Chairman of the Management Committee, White & Case, a New York-based law firm. The election of three additional directors increased the size of the board from 11 to 14 members.

Alexander & Alexander Services Inc. & Subsidiaries

 Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits

  Exhibit No.    Item

     10.1 Amendment No. 1, dated as of November 10, 1994, to Stock Purchase and Sale Agreement, dated as of June 6, 1994, between the Company and American
		  International Group Inc.

  (b)   Reports on Form 8-K

  Current Report on Form 8-K was filed on October 3, 1994 noticing the election of Gerald R. Ford, Maurice H. Hartigan and James Bickford Hurlock to the Company's Board of Directors.

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

				    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 1994.







			      ALEXANDER & ALEXANDER SERVICES INC.
					 (Registrant)



			    BY:/s/ Edward F. Kosnik      November 14, 1994
				   Edward F. Kosnik      Date
				Executive Vice President &
				Chief Financial Officer

ALEXANDER & ALEXANDER SERVICES INC.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 1994

INDEX TO EXHIBITS

Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:


Exhibit                                                       Page No.

10.1     Amendment No. 1, dated as of November 10, 1994, to
	 Stock Purchase and Sale Agreement, dated as of
	 June 6, 1994, between the Company and American
	 International Group Inc..................................45

						     EXHIBIT 10.1

Amendment No. 1 dated as of November 10, 1994 ("Amendment No. 1") to the Stock Purchase and Sale Agreement dated as of June 6, 1994 ("Agreement") between Alexander & Alexander Services Inc., a Maryland corporation ("A&A"), and American International Group, Inc., a Delaware corporation ("AIG") on behalf of itself and each of its subsidiaries ("Purchasers") which purchased and continues to hold 8% Series B Cumulative Preferred Stock, par value $1.00 per share, of A&A ("Series B Stock").

Whereas, A&A and AIG, on behalf of itself and each of the Purchasers, desires to amend the Agreement as and to the extent set forth herein.

Now, therefore, in consideration of the premises and other good and valuable consideration receipt of which is hereby acknowledged, each of A&A and AIG, on behalf of itself and each of the Purchasers, hereby agree as follows:

1. Section 6.0 of the Agreement is hereby amended to add a new clause (iv) thereto immediately following clause (iii) which clause (iv) shall read as follows:

       (iv) Solely for purposes of Section 6.0 of this Agreement (but not with respect to any other provision hereof or otherwise), A&A shall not be required to pay, as an adjustment to the purchase price pursuant to this
       Section 6.0, more than $10 million, individually or in the aggregate.

2. A&A agrees to pay all reasonable expenses (including attorneys fees and expenses) incurred by AIG and each of the Purchasers in connection with this Amendment No. 1 and the subject matter hereof.

3. The execution and delivery of this Amendment No. 1 by A&A is deemed a certification by A&A that the representations and warranties of A&A set forth in Section 4 of the Agreement, as amended by this Amendment No. 1, are true and correct in all material respects on and as of the date hereof as if made on and as of the date hereof (except as otherwise disclosed to AIG in writing).

4. This Amendment No. 1 shall not constitute a consent or waiver to or modification of any other provision, term or condition of the Agreement. All terms, provisions, covenants, representations, warranties, agreements and conditions contained in the Agreement, as amended hereby, shall remain in full force and effect.

5. This Amendment No. 1 may be executed in any number of counterparts and by different parties hereby in separate counterparts, each of which when executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

6. THIS AMENDMENT NO. 1 SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. EACH OF THE PARTIES HERETO AGREES TO SUBMIT TO THE JURISDICTION OF THE STATE AND FEDERAL COURTS IN THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AMENDMENT NO. 1.

In witness whereof, the parties hereby have executed this Amendment No. 1.



					 ALEXANDER & ALEXANDER SERVICES INC.

					 By: /s/ Edward F. Kosnik
					     Name:  Edward F. Kosnik
					     Title: Executive Vice President
						    Chief Financial Officer



					 AMERICAN INTERNATIONAL GROUP, INC.,
					   on behalf of itself and each of
					   the Purchasers

					 By:  /s/ Edward E. Matthews
					      Name:  Edward E. Matthews
					      Title: Vice Chairman - Finance