Form 10-K
ALEXANDER & ALEXANDER SERVICES INC
filed 1995-03-31
CIK 3449

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994            COMMISSION FILE
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

                          1185 AVENUE OF THE AMERICAS
                    NEW YORK, NEW YORK 10036 (212) 840-8500
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
         Common Stock, $1 par value                    New York Stock Exchange, Inc.
       Preferred Share Purchase Rights
         Common Stock, $1 par value             International Stock Exchange of the United
                                                   Kingdom and Republic of Ireland, Ltd.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
   Class A Common Stock, $.00001 par value                         None
     Class C Common Stock, $1 par value         International Stock Exchange of the United
   11% Convertible Subordinated Debentures         Kingdom and Republic of Ireland, Ltd.
                  due 2007

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1995 was $848,952,634.

The number of shares of Common Stock, $1 par value, outstanding as of March 17, 1995 was 41,752,988.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of March 17, 1995 was 2,115,997.

The number of shares of Class C Common Stock, $1 par value, outstanding as of March 17, 1995 was 369,574.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
GENERAL

    Alexander & Alexander Services Inc. (the "Company"), is a holding company which, through its subsidiaries, provides risk management, insurance brokerage and human resource management consulting services on a global basis. It is one of the few organizations capable of providing such services to clients with multinational operations. The Company operates from offices located in more than 80 countries and territories through wholly owned subsidiaries, affiliates and other servicing capabilities. The Company's extensive international operations represent 48 percent, 46 percent and 47 percent of the Company's consolidated operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively. The Company's clients are primarily commercial enterprises, including a broad range of industrial, transportation, service, financial and other businesses. Clients also include government and governmental agencies, not-for-profit organizations and individuals. The Company was incorporated under the laws of the State of Maryland in 1973. Through predecessor entities, it has been in business since 1899.

    During 1994, the Board of Directors effected significant changes in the Company's management. The board's goal was to address the Company's financial underperformance and to reposition the Company to deal with a changing business environment. In the last half of 1994, new management conducted a thorough worldwide review of the Company's operations, expense structure and business strategy. As a result of this review, new management restructured, to varying degrees, each of the Company's core businesses while also addressing longstanding litigation and other contingencies. In addition, the Company identified approximately $120 million in annualized expense savings, a substantial portion of which will be reinvested in technology, employment training and product development.

    In the fourth quarter of 1994, management of the Company committed to a formal plan of restructuring. This plan included the consolidation of real estate space requirements at 48 offices worldwide and early retirement programs and workforce reductions involving approximately 1,100 positions. In addition to the charge for restructuring, the Company recorded during the third and fourth quarters, certain special charges relating to the settlement of longstanding contingencies and certain increases to the Company's pre-existing reserves.

INDUSTRY SEGMENTS

    Insurance Services. The Company's principal industry segment is insurance services. For the years ended December 31, 1994, 1993 and 1992, total revenues contributed by the Company's insurance services segment accounted for 84 percent, 84 percent and 82 percent, respectively, of its consolidated operating revenues. The Company's operations in this segment include risk management and insurance services, specialist and reinsurance broking. The Company's extensive services permit it to handle diverse lines of coverage.

    Risk Management and Insurance Services. The Company's Risk Management and Insurance Services operations (also known as "retail broking") develop risk management programs and places coverage on behalf of its clients directly with insurance companies, or indirectly through specialist insurance brokers. During 1994, this operation served approximately 200,000 clients, through 280 offices in 74 countries. For the years ended December 31, 1994, 1993 and 1992, the Company's risk management and insurance services operations accounted for approximately 64 percent, 64 percent and 63 percent, respectively, of the Company's consolidated operating revenues. In 1993, the Company introduced the common trading name of "Alexander & Alexander" throughout its global insurance services network in the United States, the United Kingdom, Canada and Japan and in most of its markets in continental Europe, Asia-Pacific and the Middle East. The Company's risk analysis and management capabilities include a broad range of services such as risk surveys and analyses, loss control and cost studies, formulation of safety procedures and insurance programs. Complementing these services, the Company offers financial and actuarial, risk information and strategic risk management consulting and administration of captive insurance companies and of runoff insurance and reinsurance companies and intermediaries.

    Specialist and Reinsurance Broking. Effective January 1, 1995, the Company's specialist broking (also referred to as "wholesale broking") and reinsurance broking operations were combined under the operating name Alexander Howden Group Ltd., headquartered in London. This operation has 46 offices located in 21 countries. For the years ended December 31, 1994, 1993 and 1992, the Company's combined specialist and reinsurance broking operations accounted for approximately 20 percent, 20 percent and 19 percent, respectively, of the Company's consolidated operating revenues. As a specialist broker, the Company acts as an intermediary between the retail broker and insurance companies and Lloyd's of London syndicates. The Company's worldwide specialist operations place large and complex risks that require access to the London and world markets, offers excess, surplus and specialty lines placements, specialist insurance broking and facultative reinsurance. As a reinsurance broker, the Company places coverage on behalf of its insurance or reinsurance company clients to reinsure all or a portion of the risk underwritten by that insurance or reinsurance company. The Company's worldwide reinsurance brokerage services, arrange reinsurance programs for Lloyd's of London syndicates and other insurance and reinsurance companies worldwide.

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

    Human Resource Management Consulting. The Company offers global human resource management consulting services and benefits broking through the Alexander Consulting Group Inc. ("ACG"). For the years ended December 31, 1994, 1993 and 1992, total revenues contributed by the Company's human resource management consulting services segment accounted for 16 percent, 16 percent and 18 percent, respectively, of the Company's consolidated operating revenues. ACG provides integrated advisory and support services in human resource management, including retirement planning, health care management, organizational effectiveness, compensation, human resource-related communications, and information technologies. ACG also offers brokerage services for group health and welfare, special risk, and executive planning insurance coverages. During 1994, this operation served over 20,000 clients, through 85 offices in 18 countries.

    The Company is compensated for human resource management consulting services on a fee basis, except in instances where it receives commissions from insurance companies for the placement of individual and group insurance contracts.

    Financial Information about Industry Segments. For financial information related to the Company's industry segments and geographical concentrations for each of the three years in the period ended December 31, 1994, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 15 of the Notes to Financial Statements.

DISCONTINUED OPERATIONS

    In 1985, the Company discontinued its insurance underwriting operations. In 1987, the Company sold Sphere Drake Insurance Group (Sphere Drake). The Sphere Drake sales agreement provides indemnities by the Company to the purchaser for various potential liabilities including provisions covering future losses on certain insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701. In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency (Swann & Everett), an underwriting management company previously managed by a subsidiary of the Company. In addition, the Company is currently running off its insurance underwriting subsidiaries located in Atlanta and Bermuda.

    For further information concerning discontinued operations see MD&A and Note 6 of Notes to Financial Statements.

COMPETITION AND CUSTOMERS

    Insurance broking and human resource management consulting are highly competitive industries. The Company competes with other worldwide and national companies, as well as regional and local firms. The principal methods of competition in these businesses involve the nature, quality and cost of the services the broker or consultant provides. As a service provider, the Company also encounters competition with respect to attracting and retaining qualified employees. In addition, insurance and reinsurance underwriters compete with the Company by marketing and servicing their insurance products without the assistance of insurance brokers. Also, certain insureds and groups of insureds have initiated programs of self-insurance, thereby reducing or eliminating the need for insurance brokers.

EMPLOYEES

    At December 31, 1994, the Company had approximately 13,300 employees. As part of the Company's fourth quarter 1994 restructuring plan, the Company implemented workforce reductions and early retirement programs involving approximately 1,100 positions, of which 650 are in the U.S. The workforce reduction involved the elimination of 898 positions worldwide and early retirement was accepted by 208 employees. A net reduction of an additional 380 positions took place during the first nine months of 1994. In addition, the February 1995 sale of Alexsis Inc. will eliminate approximately 1,300 positions.

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

    As part of the fourth quarter restructuring plan, the Company consolidated real estate requirements at 48 offices worldwide. The real estate activities represented the closure, abandonment and downsizing of office space globally, including 34 locations in the U.S.

    For further information concerning the Company's obligations under capital leases and noncancelable operating leases see Notes 8 and 13 of Notes to Financial Statements.

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

    Reference is made to Note 14 of Notes to Financial Statements and MD&A, which is incorporated herein by reference, as to information concerning the Company's contingent liabilities.

    In addition to the afore-referenced legal proceedings, one of the Company's subsidiaries, Thomas A. Greene & Company Inc., now operating as Alexander Reinsurance Intermediaries, Inc., is one of 31 defendants named in a series of antitrust actions which were filed beginning in March 1988 by the attorneys general of 18 states and by 20 private parties. All actions have been consolidated in the United States District Court for the Northern District of California (In Re Insurance Antitrust Litigation, C-88-1688-WWS (N.D. Cal.)). The defendants, which include various insurance and reinsurance companies, reinsurance brokers and trade associations, are alleged to have manipulated the market for commercial insurance by, among other things, conspiring to restrict the terms of, and hence the availability of, general liability insurance. Plaintiffs seek to enjoin further violations and to order a restructuring of the insurance industry, in addition to recovering damages for injuries to both public entities and the private party plaintiffs. During the fourth quarter of 1994, the plaintiffs and the 31 named defendants entered into an agreement in principle, subject to certain conditions, to settle all allegations and potential liabilities relating to this litigation. Of the agreed to aggregate settlement amount of $36 million, of which the amount of each defendant's contribution is subject to a confidentiality agreement, the Company's contribution will be the smallest amount to be paid by any of the defendants and such amount is fully reserved by the Company.

    The Company's contingent liabilities involve significant amounts, and while it is not possible to predict with certainty the outcome of such contingent liabilities, the applicability of coverage for such matters under the Company's professional liability programs, or their financial impact on the Company, management presently believes that such impact will not be material to the Company's financial condition. However, it is possible that future developments with respect to these matters could have a material effect on future interim or annual results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

--------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The table below shows the high and low sales prices per share of the Company's Common Stock, $1.00 par value (Common Stock) as reported on the New York Stock Exchange Composite Tape for each quarter of 1994 and 1993.

                                                    PER SHARE COMMON STOCK
                                             ------------------------------------
                                            1994                              1993
                                      ----------------                  ----------------
                                   HIGH              LOW             HIGH              LOW
                               -------------    -------------    -------------    -------------
First Quarter                  $      22 3/4    $      17 1/4    $      28 7/8    $          24
Second Quarter                 $      18 1/8    $          14    $          28    $      24 3/8
Third Quarter                  $      20 7/8    $          16    $      27 3/4    $      21 3/8
Fourth Quarter                 $      21 1/2    $      18 1/2    $      21 3/4    $      17 5/8

    In 1994, the Company paid a quarterly dividend of 25 cents for the first quarter and 2.5 cents for the second, third and fourth quarters, for a total cash payment of 32.5 cents per share of Common Stock. In 1993, the Company paid a quarterly dividend of 25 cents for each of the four quarters, for a total cash payment of $1.00 per share of Common Stock.

    As of March 17, 1995, there were approximately 2,102 record holders of the Company's Common Stock, $1.00 par value, 529 beneficial holders of the Class A Common Stock, $.00001 par value (Class A Shares), and 1,211 record holders of the Company Class C Common Stock, $1.00 par value (Class C Shares). The Company's Class A Shares are associated with the dividend paying RSC Class 1 Special Shares of the Company's Canadian subsidiary, Alexander & Alexander/Reed Stenhouse Companies Limited. The Class C Shares are associated with Dividend Shares of the Company's Canadian subsidiary, Alexander & Alexander Services U.K. plc.

    No dividends may be declared on the Company's Common Stock unless an equivalent amount per shares are paid on the dividend shares associated with the Class A and Class C Shares. Holders of the Company's Series B Cumulative Convertible Preferred Stock, $1.00 par value, have the right to require the Company to purchase all or any part of such shares then held by such holders in the event that the Board of Directors declares or pays dividends on the Company's common equity in the aggregate in excess of 75 cents per share of Common Stock during the last seven months of 1994, cumulatively 25 percent of earnings in 1995 and 1996 and cumulatively 50 percent of earnings thereafter.

    For further information concerning the market price and dividends per share of the Company's Common Stock see Note 16 of Notes to Financial Statements. For information concerning the Company's common and preferred stock see Note 10 of Notes to Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

    The following Selected Consolidated Financial Data is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE
  AMOUNTS)                                    1994        1993        1992        1991        1990
                                            --------    --------    --------    --------    --------
OPERATING RESULTS:
  Operating Revenues.....................   $1,323.9    $1,341.6    $1,369.5    $1,385.1    $1,361.4
  Operating Income (Loss) (1)............      (82.9)       52.3        85.5        16.4       123.8
  Other Income (Expenses) (2)............      (63.9)      (20.4)       17.4       (22.8)      (20.5)
  Income (Loss) from Continuing
Operations...............................     (107.2)       23.6        57.1        (9.5)       55.9
  Loss from Discontinued Operations......      (28.9)      --         (145.0)      --          --
  Cumulative Effect of Change in
Accounting (3)...........................       (2.6)        3.3       --           (2.2)      --
  Net Income (Loss)......................     (138.7)       26.9       (87.9)      (11.7)       55.9
  Earnings (Loss) Attributable to
    Common Shareholders..................     (153.8)       20.7       (87.9)      (11.7)       55.9

PER SHARE OF COMMON STOCK:
  Income (Loss) from Continuing
Operations...............................   $  (2.79)   $    .40    $   1.32    $   (.22)   $   1.30
  Loss from Discontinued Operations......       (.66)      --          (3.35)      --          --
  Cumulative Effect of Change in
Accounting...............................       (.06)        .08       --           (.05)      --
                                            --------    --------    --------    --------    --------
  Net Income (Loss)......................   $  (3.51)   $    .48    $  (2.03)   $   (.27)   $   1.30
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------
  Dividends Paid.........................   $   .325    $   1.00    $   1.00    $   1.00    $   1.00
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------
FINANCIAL POSITION:
  Total Assets...........................   $2,945.7    $2,793.8    $2,609.6    $2,737.8    $2,812.9
  Working Capital........................      237.6       186.2       191.7       172.6       173.6
  Long-term Debt.........................      132.7       111.8       125.1       169.9       182.6
  Stockholders' Equity...................      317.5       276.2       185.5       370.1       430.6

OTHER DATA:
  Average Common Shares Outstanding
(millions)...............................       43.8        43.4        43.2        43.1        43.0
  Cash Dividends Paid (4):
    Common Stock.........................   $   14.3    $   41.7    $   40.9    $   40.6    $   40.7
    Series A Preferred...................        8.3         6.2       --          --          --
  Number of Employees (thousands)........       13.3        14.5        14.9        15.8        16.2

------------

(1) Includes restructuring charges of $69 million in 1994, $45.5 million in 1991 and $6.5 million in 1990 (see Note 3 of Notes to Financial Statements).

(2) Includes special charges primarily related to contingency settlements and other indemnity costs of $69.7 million in 1994, $16.5 million in 1992, $13 million in 1991 and $5.5 million in 1990. Also includes gains on sales of non-core businesses of $20.2 million in 1994, $3.9 million in 1993 and $43.8 million in 1992 (see Note 3 of Notes to Financial Statements).

(3) Includes the adoption, effective January 1, 1994, of SFAS No. 112 "Employers' Accounting for Postemployment Benefits"; effective January 1, 1993, of SFAS No. 109 "Accounting for Income Taxes" and effective January 1, 1991, of certain provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" relating to deferred compensation plans (see Notes 5 and 9 of Notes to Financial Statements).

(4) Dividends on the Series B Cumulative Convertible Preferred Stock are payable in kind (additional Series B preferred shares) until December 15, 1996 and thereafter, at the Board of Directors election, until December 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

OVERVIEW

    The year 1994 marked major and significant changes for the Company as a restructuring process was undertaken by the Company's new senior management and substantially completed. In addition, the Company reduced its financial exposures to various longstanding litigation and other contingencies and sold various non-core businesses. These actions included the following:

NEW MANAGEMENT

    . Since mid-June 1994 a new senior management team was appointed and ten new directors were elected.

DIVIDEND REDUCTION

    . In June 1994, the quarterly common stock dividend was reduced by 90 percent resulting in an annualized cash savings of over $39 million.

AIG INVESTMENT

    . In July 1994, American International Group, Inc. (AIG) invested $200 million in the Company and received 4 million shares of non-voting 8% Series B Cumulative Convertible Preferred Stock. The net proceeds of $196 million will be used for general corporate purposes.

EXPENSE REDUCTION AND PROCESS IMPROVEMENT

    . In July 1994, the Company began a major internal review of all of its worldwide operations to identify opportunities to reduce costs and enhance client service.

    . The 1995 savings from these reviews are estimated at approximately $100 million before normal inflationary increases. A portion of the savings will be reinvested into new technology, product development and other areas associated with service enhancements as well as revenue generation.

    . The Company has also undertaken a long-term reengineering process of its U.S. risk management and insurance services operations to standardize and automate work processes and increase productivity.

RESTRUCTURING AND OTHER CHARGES

    . In the fourth quarter of 1994, management committed to a formal plan of restructuring and in February 1995, announced a $69 million fourth quarter 1994 restructuring charge, including $25.2 million to consolidate real estate space requirements at 48 offices worldwide and $43.8 million for early retirement programs and worldwide workforce reductions of approximately 1,100 positions. In addition, a $24.9 million provision was made to settle certain litigation matters and strengthen reserves related to the Company's professional indemnity programs.

CREDIT FACILITY

    . On March 27, 1995, the Company entered into a new $200 million three-year credit facility with various banks.

CONTINGENCY MATTERS

Shand and Mutual Fire Contingencies

    . In January 1995, the Company negotiated the settlement of certain indemnification obligations relating to the 1987 sale of Shand Morahan & Company, Inc. (Shand). The settlement resulted in a fourth quarter 1994 pre-tax charge of $32.5 million. Under terms of the settlement, the Company will pay $14 million in cash, issue a five-year interest bearing note in the principal amount of $14 million and expects to pay a contingent obligation of $4.5 million.

    . On March 27, 1995, the Company, Shand and the rehabilitator of Mutual
      Fire, Marine and Inland Insurance Company (Mutual Fire) entered into a settlement agreement, which if approved by the courts, would terminate the rehabilitator's litigation and release the Company and Shand from any further claims by the rehabilitator. In the fourth quarter of 1994, the Company increased its previously established reserves of $10 million based on an estimated settlement amount, and recorded a pre-tax charge of $37.2 million ($24.2 million after-tax or $0.55 per share).

Discontinued Operations

    . In July 1994, the Company entered into an insurance-based financing contract (finite risk contract) with a reinsurance company that affords protection for certain long-tailed exposures included in the Company's discontinued operations. The contract provided for a payment of $80 million by the Company ($50 million of which was subsequently borrowed from the reinsurance company) and for payment by the Company of the first $73 million of claims. The Company recorded a $6 million charge in 1994 representing the amount of the payment that exceeded the recoverable portion of existing reserves.

    . In December 1994, the Company resolved certain indemnity obligations related to the 1987 sale of Sphere Drake Insurance Group (Sphere Drake). The Company provided a $20.9 million loss from discontinued operations in the third quarter of 1994 related to this agreement.

Other Contingencies

    . In February 1995, the Company settled a 1985 lawsuit by the Pine Top
      Insurance Company ending litigation seeking compensatory, punitive and other damages of over $87 million. The amount of the settlement was not material and was previously reserved by the Company.

SALES OF NON-CORE BUSINESSES

    . In November 1994, the Company completed the sale of its U.S.-based personal lines insurance broking business. The total proceeds from the sale were $30.2 million and a pre-tax gain of $20.2 million was reflected in the fourth quarter of 1994 results.

    . In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million. The gain will be reflected in the first quarter of 1995.

    . In February 1995, the Company completed the sale of Alexsis, Inc., its
      U.S.-based third-party administrator operation, for total cash proceeds of $47.1 million. The pre-tax gain on this transaction will approximate $30 million and will be reflected in the first quarter of 1995.

    These actions were implemented to lay a foundation for improved, sustainable earnings and to substantially reduce the Company's financial exposure to litigation and other contingencies.

OUTLOOK

    The Company's insurance broking revenues are generally affected by premium rates charged by insurance companies in the property and casualty markets and the overall available market capacity. Since the mid-to-late 1980s, commission and fee growth has been constrained due to soft pricing and excess capacity and the resultant intense competition among insurance carriers and brokers for market share. Lower interest rates have reduced investment income earned on fiduciary funds.

    The Company's restructuring and related initiatives in part reflect management's view that insurance premium pricing will not improve significantly in the foreseeable future. Revenue growth will depend increasingly on the development of new products and services and new business generation. In addition, interest rates are expected to increase moderately in the U.S. and U.K.

    During 1995, the Company will also explore geographical market expansion and further industry specialization as well as consider possible niche and substantial strategic acquisitions. As part of its evaluation of opportunities, the Company engages with interested parties in discussions concerning possible transactions. The Company has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1995. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

    Revenue growth from the Company's human resource management consulting operations was impacted by uncertainty over health care reform in the U.S. Many clients postponed or reduced planned employee benefit reviews while waiting to analyze the impact of the potential governmental health care proposals. The Company anticipates moderate revenue growth in 1995 as corporations recognize that any such proposals are not likely to affect their efforts to redesign and streamline employee benefit packages.

    Overall comparable operating expenses are expected to decline in 1995 resulting from implementing the plan of restructuring and other expense reduction initiatives. The Company has estimated that approximately $100 million of expense savings will be realized from these efforts; however, approximately one-half of such savings will be offset by investments in new technology, products and personnel to support revenue growth as well as normal inflationary increases.

SUMMARY

    The Company reported a net loss of $138.7 million, or $3.51 per share for 1994. Included in the results were after-tax charges for restructuring, contingency settlements and other reserves of $106.6 million, or $2.43 per share; an after-tax gain of $12.5 million, or $0.28 per share, from the sale of the Company's U.S.-based personal lines insurance broking business, and after-tax charges of $28.9 million, or $0.66 per share, relating to certain indemnity obligations and exposures of the Company's discontinued operations.

    In 1993, net income was $26.9 million, or $0.48 per share, including after-tax gains of $2.3 million, or $0.05 per share, from the sale of three small operations and a gain relating to a cumulative effect adjustment of $3.3 million, or $0.08 per share, from a change in accounting for income taxes.

    In 1992, the Company incurred a net loss of $87.9 million, or $2.03 per share, including a loss from discontinued operations of $145 million, or $3.35 per share; after-tax gains from the sale of three non-core businesses of $28.5 million, or $0.66 per share, and after-tax special charges of $13.9 million, or $0.32 per share, relating to the costs of indemnities provided to the purchaser of a former Company operation.

    The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

CONSOLIDATED
OPERATING REVENUES

    Consolidated operating revenues decreased in 1994 by $17.7 million, or 1.3 percent, compared to a decrease of $27.9 million, or 2 percent, in 1993. Revenue comparisons were impacted by both foreign currency fluctuations and the effects of acquisitions and dispositions. After adjusting for the effect of these items, total revenues decreased $17.4 million in 1994 compared to 1993 levels.

    Total 1993 revenues were negatively impacted by $57.7 million due to appreciation of the U.S. dollar against most of the major currencies of the Company's international operations and decreased another $8.2 million as a result of operations sold in 1992. Excluding the effect of these items, total 1993 revenues increased by $38 million over 1992 levels.

Commissions and Fees

    Total 1994 commissions and fees decreased from 1993 by $15.4 million, or 1.2 percent, compared to a $9.3 million, or 0.7 percent, decrease in 1993 versus 1992. The sale of non-core operations reduced revenues in the comparable periods and foreign exchange rates had a negative effect of $54.3 million in 1993. When adjusted for these items, total commissions and fees decreased by $8 million, or
0.6 percent, in 1994 after increasing $53.2 million, or 4.1 percent, in 1993.

Fiduciary Investment Income

    Investment income earned on fiduciary funds decreased by $2.3 million, or
4.3 percent, in 1994 primarily due to lower average investment levels, particularly in the U.S. In 1993, fiduciary investment income declined by $18.6 million, or 25.7 percent, primarily due to lower average interest rates worldwide, especially in the U.S. and U.K.

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Notes to Financial Statements.

OPERATING EXPENSES

    Consolidated operating expenses increased by $117.5 million, or 9.1 percent, in 1994 compared to a $5.3 million, or 0.4 percent, increase in 1993. Excluding the restructuring charges described below, total operating expenses increased in 1994 by $48.5 million, or 3.8 percent. Expense comparisons reflect both foreign currency fluctuations and the effects of acquisitions and dispositions. In 1994, total operating expenses increased by $44 million after adjusting for these items.

    In 1993 versus 1992, consolidated operating expenses were favorably impacted by $66.3 million as a result of lower foreign exchange rates and hedging gains. Operations sold in 1992 also reduced operating expenses in 1993 by $1.8 million. Excluding the effect of foreign exchange variances and sold businesses, total operating expenses increased by $73.4 million over 1992 levels.

Salaries and Benefits

    Consolidated salaries and related benefits increased by $29 million, or 3.7 percent, in 1994 compared to a decrease of $19.2 million, or 2.4 percent, in 1993. The 1994 increase reflects $10.1 million of additional incentive and benefit expenses in 1994 representing a combination of amendments to existing incentive plans, payments required to certain employees in the U.K. due to the modification of employment terms and a special compensation award to a director.

    Also contributing to the 1994 change were an additional $9.1 million of salaries and benefits resulting from the 1993 Mexico acquisition and from the November 1993 pooling of interests acquisition of Clay & Partners (Clay). Prior to the acquisition, Clay operated as a partnership and its operations did not reflect partner draws as salary expense. Excluding the effects of these items and a decrease due to the effect of operations sold in 1993, salaries and benefits increased $13.6 million over 1993 levels.

    The 1993 decline was primarily attributable to lower foreign exchange rates, offset by slightly higher staff costs in local currency terms.

    Staff costs for the comparable periods also reflect normal salary progressions and higher benefit costs, partially offset by declines in headcount of 8.3 percent and 2.7 percent in 1994 and 1993, respectively. Performance-based incentive costs declined by $4.8 million and $6.7 million in 1994 and 1993, respectively.

Other Operating Expenses

    Consolidated other operating expenses increased by $19.5 million, or 3.9 percent, in 1994 compared to an increase of $24.5 million, or 5.1 percent in 1993. Excluding the negative impact of changes in foreign exchange rates and acquisitions and dispositions, other operating expenses increased by $15.8 million in 1994 versus 1993. The 1994 increase includes higher insurance costs of $17.1 million.

    In 1994, the Company provided $29.2 million, including $24.9 million in the fourth quarter, of additional reserves relating to the settlement of certain large litigation matters and reserve strengthening. In 1993, a provision of $15.9 million was made for similar items. In addition, higher system development costs were reflected in 1994 due to the standardization and automation efforts underway in the U.S. The 1993 increase reflected higher insurance costs, travel and entertainment expenses and systems development costs, offset by lower foreign exchange rates.

    Insurance costs reflect higher third-party insurance premiums and self-insurance reserves for the Company's professional indemnity programs. The Company believes its insurance-related reserves are sufficient to cover potential claims and liabilities; however, there is no assurance that escalating litigation costs and awards, as well as insurance company insolvencies, will not have an adverse impact on the future overall costs of insurance coverages.

    Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" for its U.S. plans. In 1991, the Company adopted the provisions of SFAS No. 106 relating to deferred compensation plans. This statement requires the Company to accrue the estimated cost of future retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care and life insurance, as premiums or claims were paid. The Company has elected to amortize the initial postretirement benefit obligation of $14 million over a period of twenty years. The Company's cash flows were not affected by the implementation of this statement, and the impact to the results of operations have not been significant.

Restructuring Charges

    In the fourth quarter of 1994, management committed to a formal plan of restructuring the Company's operations and recorded a $69 million pre-tax charge ($45.1 million after-tax, or $1.03 per share). The restructuring charge includes $25.2 million to consolidate real estate space requirements at

48 offices worldwide, and $43.8 million for voluntary early retirement programs and involuntary workforce reductions involving approximately 1,100 positions, of which 650 are in the U.S.

    The severance portion of the charge amounted to $22.9 million and reflects the elimination of 898 positions worldwide. The voluntary early retirement program was accepted by 208 employees prior to December 31, 1994 and amounted to $20.9 million of the charge. Approximately $5.7 million of these liabilities were paid in 1994 with a substantial majority of the remainder expected to be paid in 1995.

    The charge associated with real estate activities relates to the closure, abandonment and downsizing of office space throughout the global operations, including 34 locations in the U.S. The Company anticipates that these actions will be essentially completed by the end of 1995. The costs include primarily remaining lease obligations and write-offs of leasehold improvements and fixed assets. Approximately $1.2 million of these liabilities were paid in 1994. The cash portion of the remaining liabilities, excluding the fixed asset and leasehold improvement write-offs of approximately $5.2 million, will be paid out over the remaining lease periods, which range from one to ten years.

OTHER INCOME (EXPENSES)

Investment Income

    Investment income earned on operating funds increased by $1.3 million, or
13.5 percent, in 1994 compared to a decrease of $2.4 million, or 20 percent, in 1993. The 1994 increase is due primarily from interest income earned on the proceeds from the July issuance of preferred stock. The 1993 decrease reflected significantly lower short-term interest rates throughout most of the major world markets in comparison to 1992.

Interest Expense

    Interest expense increased by $1.6 million, or 11.1 percent, in 1994 compared to a decrease of $3.6 million, or 20 percent, in 1993. The 1994 increase is due primarily to a higher debt level associated with the $50 million borrowing in mid-1994 relating to a contract with a reinsurance company. The 1993 decrease reflected significantly lower worldwide interest rates and a decrease in average debt compared to 1992 levels.

Other

    Other non-operating income (expenses) consists of the following:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                       1994       1993     1992
                                                      -------    ------    -----
Gains on sales of businesses.......................   $  20.2    $  3.9    $43.8
Litigation costs...................................      (9.1)    (20.2)    (5.8)
Other..............................................      (0.2)      0.7      1.9
                                                      -------    ------    -----
                                                      $  10.9    $(15.6)   $39.9
                                                      -------    ------    -----
                                                      -------    ------    -----

    On November 10, 1994, the Company completed the sale of its U.S.-based personal lines insurance broking business. The total proceeds from the sale were $30.2 million with a resulting pre-tax gain of $20.2 million ($12.5 million after-tax or $0.28 per share).

    During 1993, the Company sold three small operations for gross proceeds of $9.6 million. Pre-tax gains of $3.9 million have been recognized on the sales with resulting after-tax gains totaling $2.3 million or $0.05 per share.

    During 1992, the Company sold three non-core businesses, including a U.K.-based pension fund management operation, a Netherlands-based non-broking operation and a U.S.-based administrator of workers' compensation funds. Total proceeds on these sales were $77.4 million with resulting pre-tax gains of $43.8 million ($28.5 million after-tax or $0.66 per share).

    Litigation costs are associated primarily with the Mutual Fire lawsuit described in Note 14 of Notes to Financial Statements as well as a 1993 settlement of certain other litigation matters.

Special Charges

    In the fourth quarter of 1994, the Company recorded pre-tax special charges of $69.7 million ($45.3 million after-tax, or $1.03 per share). These charges, which are reflected in non-operating results, include a $32.5 million settlement in January 1995 which resolved certain indemnification obligations relating to the 1987 sale of Shand and a $37.2 million increase to the Company's pre-existing reserves, based on settlement discussions which led to a March 1995 settlement agreement, which is subject to court approval, relating to lawsuits and other disputes brought against the Company and others by the rehabilitator of Mutual Fire. For further information relating to these matters, see Note 14 of Notes to Financial Statements.

    In 1992, the Company recorded a $16.5 million pre-tax charge ($13.9 million after-tax, or $0.32 per share) associated with the sale of Shand. The provision reflected the estimated cost of indemnities provided to the purchasers of Shand, including $10 million associated with the Mutual Fire lawsuits and other disputes.

INCOME TAXES

    At December 31, 1994, the Company has a net deferred tax asset balance of $136.7 million which is comprised of net deferred tax assets in the U.S. of $152.7 million offset by net deferred tax liabilities of $16 million outside the U.S. The deferred tax asset is net of a $36.7 million valuation allowance primarily relating to foreign and U.S. state net operating loss and capital loss carryforwards. The valuation allowance represents approximately 90 percent of these carryforwards. At this time the Company believes that it is more likely than not that this portion of these deferred tax assets will not be realized. The valuation allowance increased in 1994 by a net amount of $13.6 million, principally due to increases in U.S. state net operating losses and foreign capital losses.

    A substantial portion of the net deferred tax asset relates to various financial statement expenses and accruals, primarily in the U.S., that will not be tax deductible until paid. These costs, which will be paid in future years, principally include restructuring costs, contingency settlements, deferred compensation expenses, professional indemnity costs, and pension and other employee benefit expenses. The net deferred tax asset also includes $26.7 million relating to a $76.2 million U.S. federal net operating loss carryforward generated in 1994 which will expire in the year 2009, U.S. federal foreign tax credit carryforwards totaling $8.8 million, portions of which expire in 1998 and 1999, and U.S. federal alternative minimum tax credits of $5.2 million which can be carried forward indefinitely. The Company expects that sufficient taxable income will be generated in future years to realize these carryforwards, and therefore, the Company believes a valuation allowance is not necessary for these amounts.

    Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not. The Company will report on its 1995 U.S. federal income tax return gains totaling an estimated $50 million with respect to the sales of its personal lines business and its Alexsis subsidiary. Based on 1994 results, excluding nonrecurring items and sold subsidiaries and businesses, with an estimated 8.5% reduction in U.S. operating costs as a result of the Company's restructuring in 1994, the net U.S. deferred tax asset would be realized with average annual growth in U.S. operating revenues and pre-tax income of less than two percent.

    As discussed in Note 5 of Notes to Financial Statements, the Company is currently under examination by the IRS for years 1990 and 1991. It is not expected that the examination will have any effect on realization of the 1994 carryforward.

    The Company files a consolidated U.S. federal income tax return which includes the losses of its U.S. discontinued operations. A reconciliation of the book to taxable income/(loss carryforward) for the Company's U.S. operations is as follows:

                                                                         FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                     ---------------------------
                                                                      1994       1993      1992
                                                                     -------    ------    ------
Income (loss) before taxes........................................   $(200.9)   $(74.2)   $(39.2)
  Amortization of goodwill........................................       4.2       4.8       4.5
  Depreciation....................................................       6.6       5.4       5.7
  Tax leases......................................................       7.0       7.6       6.8
  Dispositions of subsidiaries/businesses.........................     (19.2)     (8.5)     (1.8)
  Contingency settlements.........................................      69.7      --        16.5
  Restructuring expenses..........................................      25.8      (2.9)    (29.7)
  Repatriation of foreign earnings................................       9.3     131.0     191.9
  Other, including accruals not currently deductible..............      26.1      39.9      34.7
                                                                     -------    ------    ------
Taxable income/(loss carryforward) from continuing operations.....     (71.4)    103.1     189.4
Taxable income/(loss) from discontinued operations................      (4.8)      4.6      (1.6)
                                                                     -------    ------    ------
U.S. taxable income/(loss carryforward)...........................   $ (76.2)   $107.7    $187.8
                                                                     -------    ------    ------
                                                                     -------    ------    ------

    The Company's effective tax (benefit) rates were (29) percent, 20 percent, and 42.8 percent in 1994, 1993 and 1992, respectively. These rates compare to the U.S. statutory rate of 35 percent in 1994 and 1993 and 34 percent in 1992. The effective tax rates were negatively impacted by certain expenses which were not deductible in the jurisdictions in which the Company conducts business. These expenses include amortization of goodwill and entertainment expenses. Offsetting these factors are state and local tax benefits on losses generated in the U.S. operations as well as foreign tax rates lower than the U.S. statutory rate in 1994 and 1993.

    The recognition of a $3.5 million tax benefit associated with a prior year capital loss decreased the Company's 1993 effective tax rate as a result of capital gains generated in 1993. The effective tax rates in 1993 and 1992 were also favorably impacted by the results of Clay & Partners, a U.K. based actuarial consulting operation acquired in 1993 in a pooling of interests transaction. Prior to the merger, Clay operated as a partnership and accordingly, its results did not reflect corporate income taxes of approximately $1.9 million and $2.1 million in 1993 and 1992, respectively.

    As discussed in Note 5 of Notes to Financial Statements, the Company was advised during 1994 that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. On February 28, 1995, the Company paid the amounts due for years 1980 through 1989 and charged the tax and net interest totaling $35.6 million against previously established reserves.

    In 1994, the Company received a Notice of Proposed Adjustment from the IRS in connection with the examination of its 1990 and 1991 U.S. federal income tax returns, proposing an increase in taxable income for the 1991 year which, if sustained, would result in additional tax liability estimated by the Company at $50 million. This proposed adjustment relates to intercompany transactions involving the stock of a U.K. subsidiary.

    As discussed in Note 5 of Notes to Financial Statements, the Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated. A similar set of transactions occurred in 1993 for which the IRS could propose an increase in taxable income which would result in an additional tax liability estimated by the Company at $25 million. The Company's 1993 tax return is not currently under examination. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the consolidated financial statements.

    The Company believes that its current tax reserves are adequate to cover all of its tax liabilities.

DISCONTINUED OPERATIONS

    In 1985, the Company discontinued its insurance underwriting operations. In 1987 the Company sold Sphere Drake Insurance Group (Sphere Drake). The Sphere Drake sales agreement provides indemnities by the Company to the purchaser for various potential liabilities including provisions covering future losses on certain insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701 (Syndicate 701). In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency (Swann & Everett), an underwriting management company previously managed by Alexander Howden Group plc (Alexander Howden).

    The net liabilities of discontinued operations shown in the accompanying Consolidated Balance Sheets include insurance liabilities associated with the above indemnities, liabilities of insurance underwriting subsidiaries currently in run-off and other related liabilities.

    The insurance liabilities represent estimates of future claims expected to be made under occurrence-based insurance policies and reinsurance business written through Lloyd's and the London market covering primarily asbestosis, environmental pollution, and latent disease risks in the United States which are coupled with substantial litigation expenses. These claims are expected to develop and be settled over the next twenty to thirty years.

    Liabilities stemming from these claims cannot be estimated using conventional actuarial reserving techniques because the available historical experience is not adequate to support the use of such techniques and because case law, as well as scientific standards for measuring the adequacy of site cleanup (both of which have had, and will continue to have, a significant bearing on the ultimate extent of the liabilities) is still evolving. Accordingly, the Company's independent actuaries have combined available exposure information with other data and have used various projection techniques to estimate the insurance liabilities, consisting principally of incurred but not reported losses.

    On July 1, 1994, the Company entered into a finite risk contract providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At December 31, 1994, the recoveries were limited to $108.3 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations. The Company recorded a $6 million charge in the second quarter of 1994 representing the amount of the payment that exceeded the recoverable portion of existing reserves.

    Insurance liabilities in excess of recorded liabilities could develop in the future. Based on independent actuarial estimates of the amount and timing of claim payments, it is reasonably possible that such additional liabilities, net of estimated amounts recoverable for paid losses under the finite risk contracts, could amount to $74 million. However, management currently believes that such additional insurance liabilities are not likely to develop.

    The Company believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover its exposures. However, there is no assurance that further adverse development may not occur due to variables inherent in the estimation processes and other matters described above. The Company currently believes that the effect of such adverse development, if any, will not be material to the Company's financial position and results of operations.

    In December 1994, the Company entered into an agreement to resolve certain indemnity obligations to Sphere Drake. Under terms of the Sphere Drake agreement, the Company received a cash payment of $5 million in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities. The Company recorded a $20.9 million loss from discontinued operations in the third quarter in connection with this agreement.

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

SEGMENT INFORMATION
INSURANCE SERVICES

    Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
Operating Revenues:
  Risk management and insurance services broking..............   $  816.4    $  832.7    $  827.2
  Specialist insurance and reinsurance broking................      245.4       242.3       229.5
  Fiduciary investment income.................................       51.4        53.6        72.3
                                                                 --------    --------    --------
      Total operating revenues................................    1,113.2     1,128.6     1,129.0
                                                                 --------    --------    --------
Operating expenses:
  Operating expenses..........................................    1,069.1     1,035.7     1,042.9
  Restructuring charges.......................................       56.3       --          --
                                                                 --------    --------    --------
      Total operating expenses................................    1,125.4     1,035.7     1,042.9
                                                                 --------    --------    --------
Operating income (loss).......................................   $  (12.2)   $   92.9    $   86.1
                                                                 --------    --------    --------
                                                                 --------    --------    --------

RISK MANAGEMENT AND INSURANCE SERVICES BROKING REVENUES

    Worldwide risk management and insurance services broking commissions and fees decreased $16.3 million, or 2 percent, in 1994 compared to a $5.5 million, or 0.7 percent, increase in 1993. Foreign exchange rate variances negatively impacted such revenues by $1 million and $27.5 million in 1994 and 1993, respectively.

    Broking revenues in the U.S. decreased by $29.7 million in 1994 compared to 1993 reflecting the continued softness in certain insurance markets and lost business. Partially offsetting the U.S. decline were revenue increases for certain of the Company's international risk management and insurance services operations. Particularly, there was an increase of $13.2 million in the Latin America operations, primarily from the 1993 Mexico acquisition, and also increases of $5.3 million and $3.7 million occurred in the Europe and Canada operations, respectively. These increases were due primarily to new business production. Furthermore, operations sold in 1993, primarily in the U.S., served to reduce 1994 broking revenues by $7.9 million.

    The decrease in 1993 broking revenues compared to 1992 was primarily attributable to reduced property and casualty premium rates in North America, coupled with the impact of unfavorable economic conditions which limited revenue growth. These effects were partially offset by new business production and moderate firming of premium rates in certain international markets.

SPECIALIST INSURANCE AND REINSURANCE BROKING REVENUES

    To achieve operational efficiencies, in late 1994 the specialist insurance broking and reinsurance broking operations committed to merge their operations into one business unit, headquartered in London. Prior to the merger, they operated as independent business units.

    Total 1994 broking commissions and fees increased $3.1 million, or 1.3 percent, versus 1993 levels. This compares to an increase of $12.8 million, or
5.6 percent, in 1993. Changes in foreign exchange rates increased 1994 broking revenues by $0.9 million and decreased 1993 broking revenues by $15.6 million.

    Selected premium rate increases and new business in the Company's international operations, particularly in Canada, France, Asia-Pacific and Latin America were substantially offset by a decline in the U.S. The increase in 1993 broking revenues over 1992 levels was fueled by strong new business production and premium rate increases in most non-U.S. markets, especially in the U.K. and Asia-Pacific operations.

    The Company enters into foreign exchange forward contracts and foreign exchange option agreements primarily to provide risk management against future exposures that arise at its London-based specialist insurance and reinsurance broking operations. The exposures arise because a significant portion of the revenues of these operations are denominated in U.S. dollars, while their expenses are primarily denominated in U.K. pounds sterling.

    Gains and losses on contracts which are designated as hedges of firm commitments are deferred until the settlement dates. Contracts which are not designated as hedges are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at December 31, 1994 was $2.6 million. For additional information relating to the Company's foreign exchange financial instruments, see Note 12 of Notes to Financial Statements.

    These foreign exchange contracts are generally purchased from large international banks and financial institutions with strong credit ratings. Credit limits are established based upon the credit ratings of such institutions and are monitored on a regular basis. Management does not anticipate incurring any losses due to non-performance by these institutions. In addition, the Company monitors the market risk associated with foreign exchange and options contracts by using probability analysis, external pricing systems and information from banks and brokers.

FIDUCIARY INVESTMENT INCOME

    Investment income earned on fiduciary funds decreased by $2.2 million in 1994 primarily due to lower average investment levels, particularly in the U.S., and decreased by $18.7 million in 1993 primarily due to lower worldwide interest rates, particularly in the U.S. and U.K.

OPERATING EXPENSES

    Worldwide risk management and insurance services operating expenses, excluding $40.2 million of restructuring charges, increased by $18.4 million, or
2.2 percent, in 1994 compared to a decrease of $2.6 million, or 0.3 percent in 1993. Foreign exchange rate changes, including hedging contracts gains and losses, increased expenses by $7.9 million in 1994 and reduced expenses by $37.8 million in 1993. Contributing to the 1994 increase were higher insurance costs and increased operating expenses of $13 million in the Latin America operations, primarily due to the 1993 Mexico acquisition, somewhat offset by a decline in expenses of $8.9 million for operations sold in 1993. Reductions in 1993 expenses resulting from the favorable effect of foreign exchange rates were offset by higher insurance costs, travel and entertainment expenses and systems development costs in comparison to 1992 levels.

    Operating expenses, excluding $16.1 million of restructuring charges, for the specialist insurance and reinsurance broking operations increased by $15 million, or 7.1 percent, in 1994 compared to a decrease of $4.6 million, or 2.1 percent, in 1993. Foreign exchange rate variances, including hedging gains and losses, favorably impacted expenses by $1.9 million and $19 million in 1994 and 1993, respectively. A significant portion of the 1994 operating expense increase was due to certain additional incentive and benefit expenses in the U.K. operations arising from amendments to existing incentive plans and payments required to its employees as a result of modification of employment terms. The 1993 decrease was primarily the result of the aforementioned favorable effect of foreign exchange rates partially offset by increased expenses in the U.K. operations.

HUMAN RESOURCE MANAGEMENT CONSULTING

    Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                      1994      1993      1992
                                                                     ------    ------    ------
Operating revenues:
  Commissions and fees............................................   $210.5    $212.7    $240.3
  Fiduciary investment income.....................................      0.2       0.3       0.2
                                                                     ------    ------    ------
      Total operating revenues....................................    210.7     213.0     240.5
                                                                     ------    ------    ------
Operating expenses:
  Operating expenses..............................................    221.5     220.5     209.7
  Restructuring charges...........................................      8.3      --        --
                                                                     ------    ------    ------
      Total operating expenses....................................    229.8     220.5     209.7
                                                                     ------    ------    ------
Operating income (loss)...........................................   $(19.1)   $ (7.5)   $ 30.8
                                                                     ------    ------    ------
                                                                     ------    ------    ------

    Human resource management consulting commissions and fees decreased by $2.2 million, or 1 percent, in 1994 compared to a decrease of $27.6 million, or 11.5 percent in 1993. The impact of changes in foreign exchange rates on such revenues was an increase of $0.6 million and a decrease of $11.1 million for 1994 and 1993, respectively. Contributing to the 1994 decrease was a shortfall in the

U.K. operations of $5.3 million, primarily due to recent legislation in the U.K. which requires commission disclosure to clients on financial services products. In 1993 versus 1992, revenue production was negatively influenced by the uncertainty surrounding health care reform in the United States and 1993 levels also decreased by $8.2 million as a result of an operation sold in 1992.

    Operating expenses, excluding $8.3 million of restructuring charges, increased by $1 million, or 0.5 percent, in 1994 compared to an increase of $10.8 million, or 5.2 percent in 1993. The impact of changes in foreign exchange rates on total operating expenses was an increase of $0.2 million and a decrease of $9.5 million for 1994 and 1993, respectively. Contributing to the 1994 increase were higher salary costs in the U.K. from the Clay acquisition, which operated as a partnership in 1993, partially offset by decreases in the total operating expenses of the U.S. operations due primarily to one-time expenses reflected in the 1993 results. In comparison to 1992, total operating expenses in 1993 were also reduced by $1.8 million as a result of an operation sold in 1992.

LIQUIDITY AND CAPITAL RESOURCES

    In 1994, the Company changed its presentation of cash flows to distinguish fiduciary balances from operating balances. The Company believes that this presentation provides more useful information regarding cash flows that are available for general corporate purposes.

    At December 31, 1994, the Company' operating cash and cash equivalents totaled $248.7 million, a $97.2 million increase over the 1993 year-end balance. In addition, the Company had $83.3 million of operating funds invested in short and long-term investments at December 31, 1994.

Operating Activities

    The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains on sales of business and, in 1994, restructuring and other special charges as well as changes in working capital balances. In addition, the net cash flows relating to discontinued operations are included.

    In 1994, the Company's operating activities used $16.6 million of operating funds, primarily due to an $80 million payment to a reinsurance company for the finite risk contract previously discussed. The Company subsequently borrowed $50 million relating to this payment; however, the proceeds from this borrowing are reflected in the net cash provided from financing activities.

    The 1994 charges for restructuring required $6.9 million of cash payments during 1994. The Company anticipates that approximately $35.4 million of the remaining balance of $62.1 million will be funded in 1995.

    The $69.7 million of special charges recorded in 1994 did not require a cash funding. The terms of the settlement relating to Shand will result in cash requirements of approximately $14 million in 1995 and a $18.5 million increase in long-term debt. The Company anticipates that the 1995 net cash requirements relating to Mutual Fire will approximate $9 million with the remainder represented by additional long-term debt.

Investing Activities

    The Company's net capital expenditures for property and equipment and acquisitions were $26.2 million and $47 million during 1994 and 1993, respectively. Capital expenditures for property and equipment remained stable as the Company continued with its investment in redesigning work processes and enhancing systems technology. The 1993 expenditures included $16.4 million for an acquisition in Mexico. As a result of the devaluation of the Mexican peso in late 1994, the Company's accumulated translation adjustment balance for its Mexican operation reflected an unrealized loss of $6.2 million at December 31, 1994. The Company expects to maintain its strategic investment in Mexico for the long-term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not currently consider its investment in Mexico to be permanently impaired.

    Of the $30.2 million proceeds from the November 1994 sale of the U.S.-based personal lines business, $1 million was received in 1994 and the remaining $29.2 million in January 1995. In addition, the Company received $7.2 million in January 1995 from the sale of its minority interest in a U.K. merchant bank and $47.1 million from the sale of Alexsis Inc. in February 1995.

Financing Activities

    The decline in cash dividend payments reflects the reduction in the Company's common stock dividend by 90 percent. The estimated annualized savings from this action is approximately $39 million. In addition, dividends on the Company's Series B Preferred Shares are payable in kind (additional preferred shares) until December 15, 1996 and thereafter, at the election by the Board of Directors, until December 15, 1999.

    At December 31, 1994 the Company had a $150 million credit agreement with various banks which would have expired in July 1995. The Company had full access to such funds and had no borrowings outstanding at December 31, 1994. At December 31, 1994, the Company was in technical default on two financial covenants under this agreement and was granted a waiver with respect to compliance with such covenants.

    Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $97.7 million, of which $97 million were unused at December 31, 1994. These lines consist of uncommitted cancellable facilities in the U.S. and other countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2 percent of the line.

    On March 27, 1995, the Company's existing credit agreement was cancelled and replaced by a new $200 million three-year facility with various banks which expires in March 1998. See Note 8 of Notes to Financial Statements for further information regarding this credit agreement.

    On July 15, 1994, pursuant to the terms of the AIG Agreement, AIG purchased from the Company 4,000,000 shares of Series B Convertible Preferred Shares at a purchase price of $50 per share for a total purchase price of $200,000,000. Such proceeds, net of approximately $3.8 million of related expenses, are available for general corporate purposes, of which $30 million has been used to fund the finite risk contract relating to discontinued operations. For additional information relating to the AIG Agreement, see Note 10 of Notes to Financial Statements.

    Under the terms of the AIG Agreement, the declaration or payment of dividends on common stock in excess of prescribed amounts may require the Company to purchase all or part of the then outstanding Series B Convertible Preferred Shares. Dividends on the Series B Convertible Preferred Shares will reduce the amount or earnings otherwise available for common stockholders by approximately $16 million in the first year after issuance, and by approximately $23 million in the fifth year after issuance, assuming dividends on the Series B Convertible Preferred Shares were to be paid in kind throughout the first five years after issuance.

    On July 15, 1994, the purchasers of Shand executed their option to purchase an office building owned and accounted for by the Company as a direct financing lease by assuming the non-recourse mortgage notes of $19.5 million. No gain or loss was recognized on this transaction.

    On July 1, 1994, Alexander & Alexander Services Inc. borrowed $50 million from the reinsurance company that executed the finite risk contract relating to discontinued operations. The note is payable in five equal annual installments, commencing July 1, 1997 and bears interest at a rate of 9.45 percent. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize the Alexander & Alexander Services Inc. note to settle claims under the finite risk contract.

Other

    In 1994, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, positively impacted total Stockholders' Equity by $11.4 million. The increase resulted from the weakening of the U.S. dollar against most of the major currencies of the Company's overseas operations.

    At December 31, 1994, the Company has an accumulated deficit of $287.1 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 10 of Notes to Financial Statements, in connection with future decisions with respect to dividends. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend paying shares associated with the Class A and Class C Common stock.

    As described in Notes 3, 6, and 14 of Notes to Financial Statements, the Company believes its most significant litigation matters and other contingencies have been settled. In addition, as described in Note 5 of Notes to Financial Statements, during 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the IRS on settlement of tax issues with respect to the years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. In February 1995 the Company paid the amounts due for the years 1980 through 1989 and charged the net tax and interest totaling $35.6 million against previously established reserves.

    The Company believes that cash flow from operations, along with current operating cash balances, supplemented by the proceeds from the Series B Convertible Preferred Shares and assets sales, will be sufficient to fund working capital and other operating requirements. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                                         PAGE
                                                                                         ----

Report of Management..................................................................    25

Independent Auditors' Report..........................................................    26

Consolidated Statements of Operations for each of the three years in the period ended
December 31, 1994.....................................................................    27

Consolidated Balance Sheets, December 31, 1994 and 1993...............................    28

Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 1994.....................................................................    30

Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended December 31, 1994......................................................    32

Notes to Financial Statements, including unaudited quarterly financial data...........    34

Schedule II--Valuation and Qualifying Accounts........................................    65

                              REPORT OF MANAGEMENT

    The Company's management is responsible for the preparation and contents of the information and representations contained in the consolidated financial statements and other sections of this Annual Report on Form 10-K. Management believes that the consolidated financial statements and related information have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances, including amounts that are based on management's judgment and best estimates.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records provide a reliable basis for the preparation of financial statements. The internal accounting control system is augmented by an internal auditing program, written policies and guidelines and the careful selection and training of qualified personnel.

    Deloitte & Touche LLP has been engaged, with the approval of the Company's stockholders, as the independent auditors to audit the financial statements of the Company and to express an opinion thereon. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the financial statements present fairly, in all material respects, the Company's financial position, cash flows and results of operations. Their report is set forth on Page 26. The Audit Committee of the board of directors is composed of four directors, none of whom is an employee of the Company. It assists the board in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, reporting and control practices. It is responsible for recommending to the board of directors the independent auditors to be employed for the coming year. The Audit Committee meets periodically with management, internal auditors and the independent auditors to review internal accounting controls, auditing and financial reporting matters. The independent auditors and the internal auditors have unrestricted access to the Audit Committee.



Frank G. Zarb
Chairman of the Board,
Chief Executive Officer & President



Edward F. Kosnik
Executive Vice President &
Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To The Stockholders of Alexander & Alexander Services Inc.:

    We have audited the accompanying consolidated balance sheets of Alexander & Alexander Services Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Notes 5, 7 and 11 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities and postemployment benefits, and, in 1993, income taxes and postretirement benefits.



DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 15, 1995 (February
28, March 16 and 27, 1995
with respect to certain
information in Notes 2, 5, 8
and 14)

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   1994        1993        1992
                                                                 --------    --------    --------
OPERATING REVENUES:
  Commissions and fees........................................   $1,272.3    $1,287.7    $1,297.0
  Fiduciary investment income.................................       51.6        53.9        72.5
                                                                 --------    --------    --------
                                                                  1,323.9     1,341.6     1,369.5
                                                                 --------    --------    --------

OPERATING EXPENSES:
  Salaries and benefits.......................................      814.3       785.3       804.5
  Other.......................................................      523.5       504.0       479.5
  Restructuring charges.......................................       69.0       --          --
                                                                 --------    --------    --------
                                                                  1,406.8     1,289.3     1,284.0
                                                                 --------    --------    --------

OPERATING INCOME (LOSS).......................................      (82.9)       52.3        85.5
                                                                 --------    --------    --------

OTHER INCOME (EXPENSES):
  Investment income...........................................       10.9         9.6        12.0
  Interest expense............................................      (16.0)      (14.4)      (18.0)
  Other.......................................................       10.9       (15.6)       39.9
  Special charges.............................................      (69.7)      --          (16.5)
                                                                 --------    --------    --------
                                                                    (63.9)      (20.4)       17.4
                                                                 --------    --------    --------

Income (loss) before income taxes and minority interest.......     (146.8)       31.9       102.9
Income taxes (benefit)........................................      (42.6)        6.4        44.0
                                                                 --------    --------    --------
Income (loss) before minority interest........................     (104.2)       25.5        58.9
Minority interest.............................................       (3.0)       (1.9)       (1.8)
                                                                 --------    --------    --------
Income (loss) from continuing operations......................     (107.2)       23.6        57.1
Loss from discontinued operations.............................      (28.9)      --         (145.0)
                                                                 --------    --------    --------
Income (loss) before cumulative effect of accounting change...     (136.1)       23.6       (87.9)
Cumulative effect of change in accounting.....................       (2.6)        3.3       --
                                                                 --------    --------    --------
Net income (loss).............................................     (138.7)       26.9       (87.9)
                                                                 --------    --------    --------
  Preferred stock dividends...................................      (15.1)       (6.2)      --
                                                                 --------    --------    --------
Earnings (loss) attributable to common shareholders...........   $ (153.8)   $   20.7    $  (87.9)
                                                                 --------    --------    --------
                                                                 --------    --------    --------

Per share of common stock:
  Income (loss) from continuing operations....................   $  (2.79)   $    .40    $   1.32
  Loss from discontinued operations...........................       (.66)      --          (3.35)
                                                                 --------    --------    --------
  Income (loss) before cumulative effect of accounting
change........................................................      (3.45)        .40       (2.03)
  Cumulative effect of change in accounting...................       (.06)        .08       --
                                                                 --------    --------    --------
  Net income (loss)...........................................   $  (3.51)   $    .48    $  (2.03)
                                                                 --------    --------    --------
                                                                 --------    --------    --------

  Cash dividends..............................................   $   .325    $   1.00    $   1.00
                                                                 --------    --------    --------
                                                                 --------    --------    --------

Weighted average number of shares.............................       43.8        43.4        43.2
                                                                 --------    --------    --------
                                                                 --------    --------    --------

                       See Notes to Financial Statements.

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                 (IN MILLIONS)

                                                                             1994        1993
                                                                           --------    --------
    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents:
    Operating...........................................................   $  248.7    $  151.5
    Fiduciary...........................................................      428.5       490.7
  Short-term investments:
    Operating...........................................................       19.2         3.2
    Fiduciary...........................................................      292.2       313.4
  Premiums and fees receivable (less allowance for doubtful accounts of
$23.7 in 1994 and $20.3 in 1993)........................................    1,206.1     1,172.3
  Deferred income taxes.................................................       71.5        35.4
  Other current assets..................................................      120.7       105.2
                                                                           --------    --------
      Total current assets..............................................    2,386.9     2,271.7
                                                                           --------    --------
PROPERTY AND EQUIPMENT:
  Land and buildings....................................................       39.7        38.2
  Furniture and equipment...............................................      296.5       305.4
  Leasehold improvements................................................       95.1       101.1
                                                                           --------    --------
                                                                              431.3       444.7
  Less accumulated depreciation and amortization........................     (293.3)     (292.3)
                                                                           --------    --------
      Property and equipment--net.......................................      138.0       152.4
                                                                           --------    --------
OTHER ASSETS:
  Intangible assets (net of accumulated amortization of $117.5 in 1994
    and $112.1 in 1993).................................................      175.1       188.8
  Deferred income taxes.................................................       87.1        53.3
  Long-term operating investments.......................................       64.1         4.7
  Other.................................................................       94.5       122.9
                                                                           --------    --------
                                                                           $2,945.7    $2,793.8
                                                                           --------    --------
                                                                           --------    --------

                                 --continued--

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                               AS OF DECEMBER 31,
                                 (IN MILLIONS)

                                                                             1994        1993
                                                                           --------    --------
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Premiums payable to insurance companies...............................   $1,738.3    $1,744.0
  Short-term debt.......................................................        1.0        17.5
  Current portion of long-term debt.....................................       17.1        11.7
  Deferred income taxes.................................................        8.5        13.2
  Accrued compensation and related benefits.............................       60.0        68.1
  Income taxes payable..................................................       66.3        82.4
  Other accrued expenses................................................      258.1       148.6
                                                                           --------    --------
      Total current liabilities.........................................    2,149.3     2,085.5
                                                                           --------    --------
LONG-TERM LIABILITIES:
  Long-term debt........................................................      132.7       111.8
  Deferred income taxes.................................................       13.4        17.9
  Net liabilities of discontinued operations............................       56.8       106.5
  Other.................................................................      266.0       195.9
                                                                           --------    --------
      Total long-term liabilities.......................................      468.9       432.1
                                                                           --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 5, 6, 13 AND 14)
8% SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK CONTINGENCY..........       10.0       --
                                                                           --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 15 shares, $1 par value:
    Series A junior participating preferred stock, issued and
      outstanding, none.................................................      --          --
    $3.625 Series A convertible preferred stock, issued and outstanding,
      2.3 and 2.3 shares, respectively, liquidation preference of $115
million.................................................................        2.3         2.3
    8% Series B cumulative convertible preferred stock, issued and outstanding, 4.1 shares and none, respectively, liquidation
      preference of $205 million........................................        4.1       --
  Common stock, authorized 200 shares, $1 par value; issued and
outstanding 41.5 and 40.7 shares, respectively..........................       41.5        40.7
  Class A common stock, authorized 26 shares, $.00001 par value; issued
and outstanding 2.3 and 2.4 shares, respectively........................      --          --
  Class C common stock, authorized 11 shares, $1 par value; issued and
outstanding 0.4 and 0.4 shares, respectively............................        0.4         0.4
  Class D common stock, authorized 40 shares, $1 par value; issued and
outstanding, none.......................................................      --          --
  Paid-in capital.......................................................      615.0       423.4
  Accumulated deficit...................................................     (287.1)     (119.0)
  Net unrealized investment gains--net of deferred income taxes.........        1.5       --
  Accumulated translation adjustments...................................      (60.2)      (71.6)
                                                                           --------    --------
      Total stockholders' equity........................................      317.5       276.2
                                                                           --------    --------
                                                                           $2,945.7    $2,793.8
                                                                           --------    --------
                                                                           --------    --------

                       See Notes to Financial Statements.

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                    1994       1993       1992
                                                                   -------    -------    -------
CASH PROVIDED (USED) BY:
OPERATING ACTIVITIES:
Income (loss) from continuing operations........................   $(107.2)   $  23.6    $  57.1
Adjustments to reconcile to net cash provided (used) by
  operating activities:
  Depreciation and amortization.................................      51.2       54.5       60.5
  Deferred income taxes.........................................     (75.5)     (27.5)      (2.9)
  Gains on disposition of subsidiaries and other assets.........     (20.2)      (3.9)     (43.8)
  Restructuring charges, net of cash payments...................      62.1      --          13.9
  Special charges...............................................      69.7      --          16.5
  Other.........................................................      14.2       13.4       10.1
Changes in assets and liabilities (net of effects from
  acquisitions and dispositions):
  Net fiduciary cash and cash equivalents and short-term
investments.....................................................     105.8      (46.0)    (101.5)
  Premiums and fees receivable..................................       9.0      (69.3)    (160.0)
  Other current assets..........................................      16.0      (15.8)      22.2
  Other assets..................................................       9.2      (11.9)      26.4
  Premiums payable to insurance companies.......................     (70.8)      74.6      247.9
  Other accrued expenses........................................       3.7        8.0      (58.3)
  Other long-term liabilities...................................      (2.6)      12.8       (6.3)
Discontinued operations (net)...................................     (78.6)     (11.9)     (13.1)
Cumulative effect of change in accounting.......................      (2.6)       3.3      --
                                                                   -------    -------    -------
      Net cash provided (used) by operating activities..........     (16.6)       3.9       68.7
                                                                   -------    -------    -------
INVESTING ACTIVITIES:
  Net purchases of property and equipment.......................     (21.5)     (26.0)     (16.7)
  Purchases of businesses.......................................      (4.7)     (21.0)      (5.7)
  Proceeds from sales of subsidiaries and other assets..........       4.1        9.6       61.1
  Purchases of operating investments............................     (79.2)     (61.7)     (28.0)
  Sales/maturities of operating investments.....................       9.0       68.3       38.2
                                                                   -------    -------    -------
      Net cash provided (used) by investing activities..........     (92.3)     (30.8)      48.9
                                                                   -------    -------    -------

                                 --continued--

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                    1994       1993       1992
                                                                   -------    -------    -------
FINANCING ACTIVITIES:
  Cash dividends................................................   $ (22.6)   $ (47.9)   $ (40.9)
  Proceeds from issuance of short-term debt.....................       9.0       18.7       81.2
  Payments of short-term debt...................................     (24.8)      (1.5)    (122.7)
  Proceeds from issuance of long-term debt......................      51.8       19.4       29.6
  Repayments of long-term debt..................................      (8.3)     (26.0)     (31.4)
  Issuance of preferred and common stock........................     196.1      112.1        2.0
  Distribution of earnings of pooled entity.....................     --          (5.5)      (5.2)
                                                                   -------    -------    -------
      Net cash provided (used) by financing activities..........     201.2       69.3      (87.4)
                                                                   -------    -------    -------
Effect of exchange rate changes on operating cash and cash
equivalents.....................................................       4.9       (7.9)     (10.4)
Operating cash and cash equivalents at beginning of year........     151.5      117.0       97.2
                                                                   -------    -------    -------
Operating cash and cash equivalents at end of year..............   $ 248.7    $ 151.5    $ 117.0
                                                                   -------    -------    -------
                                                                   -------    -------    -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................   $  14.2    $  14.6    $  15.9
    Income taxes................................................      37.0       56.0       47.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Sale of direct financing lease and related mortgage notes.....      19.0      --         --
  Common stock issued for business acquisitions and employee
benefit and stock plans.........................................       6.8        2.3        1.4
  Series B cumulative convertible preferred stock
dividends-in-kind...............................................       6.8      --         --
  Notes received on dispositions of subsidiaries................      29.2        2.0      --

                       See Notes to Financial Statements.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                     1994       1993       1992
                                                                    -------    -------    ------
$3.625 SERIES A CONVERTIBLE PREFERRED STOCK:
  Balance, beginning of year.....................................   $   2.3    $ --       $ --
  Shares issued by private placement.............................     --           2.3      --
                                                                    -------    -------    ------
  Balance, end of year...........................................   $   2.3    $   2.3    $ --
                                                                    -------    -------    ------
                                                                    -------    -------    ------
8% SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK:
  Balance, beginning of year.....................................   $ --       $ --       $ --
  Shares issued by private placement.............................       4.0      --         --
  Dividends-in-kind..............................................       0.1      --         --
                                                                    -------    -------    ------
  Balance, end of year...........................................   $   4.1    $ --       $ --
                                                                    -------    -------    ------
                                                                    -------    -------    ------
COMMON STOCK:
  Balance, beginning of year.....................................   $  40.7    $  40.1    $ 39.7
  Issued for acquisitions, none, none and 0.1 shares,
respectively.....................................................     --         --          0.1
  Conversions of Class A and Class C shares into common stock,
    0.1, 0.4 and 0.2 shares, respectively........................       0.1        0.4       0.2
  Other, principally stock option transactions...................       0.7        0.2       0.1
                                                                    -------    -------    ------
  Balance, end of year...........................................   $  41.5    $  40.7    $ 40.1
                                                                    -------    -------    ------
                                                                    -------    -------    ------
CLASS A COMMON STOCK:
  Balance, beginning of year.....................................   $   0.0    $   0.0    $  0.0
  Conversions into common stock, 0.1, 0.4 and 0.1 shares,
respectively.....................................................     --         --         --
                                                                    -------    -------    ------
  Balance, end of year...........................................   $   0.0    $   0.0    $  0.0
                                                                    -------    -------    ------
                                                                    -------    -------    ------
CLASS C COMMON STOCK:
  Balance, beginning of year.....................................   $   0.4    $   0.4    $  0.5
  Conversions into common stock, none, none and 0.1 shares,
respectively.....................................................     --         --         (0.1)
                                                                    -------    -------    ------
  Balance, end of year...........................................   $   0.4    $   0.4    $  0.4
                                                                    -------    -------    ------
                                                                    -------    -------    ------
PAID-IN CAPITAL:
  Balance, beginning of year.....................................   $ 423.4    $ 296.5    $291.4
  Issued for acquisitions........................................     --         --          1.3
  Conversions into common stock..................................      (0.1)      (0.4)     (0.1)
  Preferred stock issuance.......................................     188.9      108.6      --
  Other, principally stock option transactions...................       2.8        3.1       2.9
  Transactions of pooled entity prior to acquisition.............     --          (2.0)      1.0
  Tax benefit from acquisitions accounted for as pooling of
interests........................................................     --          17.6      --
                                                                    -------    -------    ------
  Balance, end of year...........................................   $ 615.0    $ 423.4    $296.5
                                                                    -------    -------    ------
                                                                    -------    -------    ------

                                 --continued--

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                     1994       1993       1992
                                                                    -------    -------    ------
RETAINED EARNINGS (ACCUMULATED DEFICIT):
  Balance, beginning of year.....................................   $(119.0)   $ (92.5)   $ 42.5
  Net income (loss)..............................................    (138.7)      26.9     (87.9)
  Dividends:
    Common stock.................................................     (14.3)     (41.7)    (40.9)
    Preferred stock..............................................     (15.1)      (6.2)     --
  Distribution of earnings of pooled entity......................     --          (5.5)     (6.2)
                                                                    -------    -------    ------
  Balance, end of year...........................................   $(287.1)   $(119.0)   $(92.5)
                                                                    -------    -------    ------
                                                                    -------    -------    ------
NET UNREALIZED INVESTMENT GAINS--NET OF DEFERRED INCOME TAXES:
  Balance, beginning of year.....................................   $ --       $ --       $ --
  Change in unrealized gains, net of tax.........................       1.5      --         --
                                                                    -------    -------    ------
  Balance, end of year...........................................   $   1.5    $ --       $ --
                                                                    -------    -------    ------
                                                                    -------    -------    ------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance, beginning of year.....................................   $ (71.6)   $ (59.0)   $ (4.0)
  Foreign currency translation adjustments.......................      11.4      (12.6)    (55.0)
                                                                    -------    -------    ------
  Balance, end of year...........................................   $ (60.2)   $ (71.6)   $(59.0)
                                                                    -------    -------    ------
                                                                    -------    -------    ------

                       See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION The accompanying consolidated financial statements of Alexander & Alexander Services Inc. (the Company) include the accounts of all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    CASH EQUIVALENTS AND INVESTMENTS Cash equivalents are highly liquid investments, including certificates of deposit, government securities and time deposits, with maturities of three months or less at the time of purchase and are stated at estimated fair value or cost. Short-term investments are similar investments with maturities of more than three months but less than one year from the date of purchase. Long-term investments consists of debt securities with maturities greater than one year and equity securities.

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the statement, the Company has classified all its debt and equity securities as available for sale, which are carried at fair value with unrealized gains and losses reported as a separate component of Stockholders' Equity. Prior to the adoption of this statement, cash equivalents and short-term investments were stated at cost, which approximated market value at December 31, 1993. The cost of securities sold is determined by the specific identification method.

    FOREIGN CURRENCY TRANSLATION The financial statements of the Company's foreign operations, where the local currency is the functional currency, are translated into U.S. dollars at the exchange rates in effect at each year end for assets and liabilities and average exchange rates during the year for the results of operations. The related unrealized gains or losses resulting from translation are reported as a separate component of Stockholders' Equity.

    Net foreign currency transaction gains, included in operating income, amounted to $4.8 million, $9 million and $5.6 million for the years ended December 31, 1994, 1993 and 1992, respectively.

    PROPERTY AND DEPRECIATION The cost of property and equipment is depreciated generally using the straight-line method over the estimated useful lives of the related assets which range from 3 to 40 years for buildings and 10 years for equipment. Leasehold improvements are capitalized and amortized over the shorter of the life of the asset or the lease term.

    INTANGIBLE ASSETS Intangible assets resulting from acquisitions, principally expiration lists and goodwill, are amortized using the straight-line method over periods not exceeding 17 and 40 years, respectively. The costs of non-compete agreements are amortized using the straight-line method over the terms of the agreements. Amortization of intangible assets included in operating expenses amounted to $11.9 million, $13 million and $14 million for the years ended December 31, 1994, 1993 and 1992, respectively.

    The Company periodically evaluates the carrying value of its intangible assets, principally goodwill, by projecting operating results over the remaining lives of such assets on an undiscounted basis. Such projections take into account past financial performance as well as management's estimate of future operating results.

    INCOME TAXES Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability method whereby deferred income taxes reflect the net tax effects of temporary differences between the tax bases and financial reporting bases of assets and liabilities.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because they are considered to be permanently invested or will not be repatriated unless any additional federal income taxes would be substantially offset by foreign tax credits.

    FIDUCIARY FUNDS Premiums which are due from insureds are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers. Premiums received from insureds but not yet remitted to the carriers are held as cash or investments in a fiduciary capacity.

    REVENUE RECOGNITION Commissions and fees for insurance services are generally recognized on the effective date of the policies or the billing date, whichever is later. Any subsequent commission adjustments, including policy cancellations, are generally recognized upon notification from the insurance carriers. Contingent commissions and commissions on policies billed and collected directly by insurance carriers are recognized when received.

    Fees and commissions for human resource management consulting services are generally recognized when the services are provided.

    PER SHARE DATA Primary earnings per share are computed by dividing earnings
(loss) attributable to common stockholders by the weighted average number of shares of Common Stock and their equivalents (Class A and Class C Common Stock) outstanding during the period and, if dilutive, shares issuable upon the exercise of stock options and upon conversion of the convertible subordinate debentures. The $3.625 Series A Convertible Preferred Stock and the 8% Series B Convertible Preferred Stock are not common stock equivalents. Fully diluted earnings per share for the periods presented was antidilutive; therefore, the amounts for primary and fully diluted earnings are the same.

    PRESENTATION Unless otherwise indicated, all amounts are stated in millions of U.S. dollars. Certain prior period amounts have been reclassified to conform with the current year presentation.

    During 1994, the Company changed its presentation of cash flows to distinguish fiduciary cash and cash equivalents and fiduciary investments from operating cash and cash equivalents and operating investments. The Company believes that this presentation of cash flows provides more useful information regarding the cash flows that are available for general corporate purposes.

2. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    On November 30, 1993, the Company issued 2.3 million shares of its Common Stock for all of the partnership interests of Clay & Partners (Clay), a U.K.-based actuarial consulting operation. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition. In connection with the merger, the Company recorded $14.4 million as additional paid-in capital representing deferred tax benefits associated with the taxable business combination of Clay.

    Prior to the merger, Clay operated as a partnership. Accordingly, the Company's results for 1993 and 1992 do not include approximately $2.2 million and $3.2 million, respectively, for partners' salaries or $0.7 million and $1 million, respectively, for corporate income taxes. Pro-forma net income (loss) for the Company, assuming partner salaries and corporate income taxes were charged to operations, would be $28.5 million, or $0.51 per share, in 1993 and $(85.9) million, or $(1.99) per share, in 1992.

    Effective July 1, 1993, the Company acquired an 80 percent interest in a Mexican insurance brokerage company which was accounted for as a purchase. The purchase price was $16.9 million, including a $7.4 million cash payment and notes payable of $9.5 million due in three installments from 1994 to 1995. The excess of the purchase price over the fair value of net tangible assets acquired was

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

approximately $16 million. As a result of the devaluation of the Mexican peso in late 1994, the Company's accumulated translation adjustment balance for its Mexican operation reflected an unrealized loss of $6.2 million at December 31, 1994. The Company expects to maintain its strategic investment in Mexico for the long-term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not currently consider its investment in Mexico to be permanently impaired.

DISPOSITIONS

    On November 10, 1994, the Company completed the sale of its U.S.-based personal lines insurance broking business. The total proceeds from the sale were $30.2 million, including $1 million in cash and a note receivable of $29.2 million due in January 1995, with a resulting pre-tax gain of $20.2 million ($12.5 million after-tax or $0.28 per share).

    During 1993, the Company sold three small operations for gross proceeds of $9.6 million. Pre-tax gains of $3.9 million have been recognized on the sales with resulting after-tax gains totaling $2.3 million or $0.05 per share.

    During 1992, the Company sold three non-core businesses, including a U.K.-based pension fund management operation, a Netherlands-based non-broking operation and a U.S.-based administrator of workers' compensation funds. Total proceeds on these sales were $77.4 million with resulting pre-tax gains of $43.8 million ($28.5 million after-tax or $0.66 per share).

    These gains are included in Other Income (Expenses) in the Consolidated Statements of Operations.

    On February 28, 1995 the Company completed the sale of Alexsis, Inc., its U.S.-based third party claims administrator, for total cash proceeds of $47.1 million. The pre-tax gain on this transaction will approximate $30 million and will be reflected in the first quarter of 1995.

    In January, 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million. The gain will be reflected in the first quarter of 1995.

    Total revenues and operating income (loss) from all of these operations were $120.9 million, $128.3 million and $127.1 million and $10.4 million, $2.5 million and $(1.5) million, respectively, for the years ended December 31, 1994, 1993 and 1992.

3. RESTRUCTURING AND SPECIAL CHARGES

    In the fourth quarter of 1994, management committed to a formal plan of restructuring the Company's operations and recorded a $69 million pre-tax charge ($45.1 million after-tax, or $1.03 per share). The restructuring charge included $25.2 million to consolidate real estate space requirements at 48 offices worldwide, and $43.8 million for voluntary early retirement programs and involuntary workforce reductions involving approximately 1,100 positions, of which 650 are in the U.S.

    The involuntary severance portion of the charge amounted to $22.9 million and reflects the elimination of 898 positions worldwide. The voluntary early retirement program was accepted by 208 employees prior to December 31, 1994 and amounted to $20.9 million of the charge. Approximately $5.7 million of these liabilities were paid in 1994 with a substantial majority of the remainder expected to be paid in 1995.

    The charge associated with real estate activities relates to the closure, abandonment and downsizing of office space globally, including 34 locations in the U.S. The Company anticipates that these

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

actions will be completed by the end of 1995. The costs include primarily remaining lease obligations and write-offs of leasehold improvements and fixed assets. Approximately $1.2 million of these liabilities were paid in 1994. The cash portion of the remaining liabilities, excluding the fixed asset and leasehold improvement write-offs of approximately $5.2 million, will be paid out over the remaining lease periods, which range from one to ten years.

    In the fourth quarter of 1994, the Company recorded pre-tax special charges of $69.7 million ($45.3 million after-tax, or $1.03 per share). These charges, which are reflected in non-operating results, include a $32.5 million settlement in January 1995 which resolved certain indemnification obligations relating to the 1987 sale of Shand Morahan & Company (Shand) and a $37.2 million increase to the Company's pre-existing reserves, based on settlement discussions which led to a March 1995 settlement agreement, which is subject to court approval, relating to lawsuits and other disputes brought against the Company and others by the rehabilitator of Mutual Fire, Marine & Inland Insurance Company (Mutual
Fire) (See Note 14 of Notes to Financial Statements).

    In 1992, the Company recorded a $16.5 million pre-tax charge ($13.9 million after-tax, or $0.32 per share) associated with the sale of Shand. The provision reflected the estimated cost of indemnities provided to the purchasers of Shand, including $10 million associated with the Mutual Fire lawsuits and other disputes.

4. OTHER NON-OPERATING INCOME (EXPENSES)

    Other non-operating income (expenses) consists of the following:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                       1994      1993     1992
                                                       -----    ------    -----
Gains on sales of businesses (See Note 2)...........   $20.2    $  3.9    $43.8
Litigation costs....................................    (9.1)    (20.2)    (5.8)
Other...............................................    (0.2)      0.7      1.9
                                                       -----    ------    -----
                                                       $10.9    $(15.6)   $39.9
                                                       -----    ------    -----
                                                       -----    ------    -----

    Litigation costs are associated primarily with the Mutual Fire lawsuit described in Note 14 of Notes to Financial Statements as well as a 1993 settlement of certain other litigation matters.

5. INCOME TAXES

    Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this standard increased 1993 net income by $3.3 million or $0.08 per share. Tax benefits of $3.2 million were also allocated to paid-in capital representing the difference in the tax bases over the book bases of the net assets of taxable business combinations accounted for as pooling of interests. These benefits would have been recognized at the respective dates of combination if SFAS No. 109 had been applied at that time.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The components of income (loss) from continuing operations before income taxes are as follows:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                     1994       1993      1992
                                                    -------    ------    ------
United States....................................   $(200.9)   $(74.2)   $(39.2)
International....................................      54.1     106.1     142.1
                                                    -------    ------    ------
                                                    $(146.8)   $ 31.9    $102.9
                                                    -------    ------    ------
                                                    -------    ------    ------

    The components of the provision (benefit) for income taxes on continuing operations are as follows:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                       -------------------------
                                                        1994      1993     1992
                                                       ------    ------    -----
Current:
  Federal...........................................   $  1.7    $ (0.2)   $(4.1)
  State and local...................................     (0.7)     (0.8)    (1.0)
  International.....................................     33.9      34.9     54.6
                                                       ------    ------    -----
                                                         34.9      33.9     49.5
                                                       ------    ------    -----
Deferred:
  Federal...........................................    (67.3)    (28.7)    (3.5)
  State and local...................................     (3.6)     (2.0)     1.2
  International.....................................     (6.6)      3.2     (3.2)
                                                       ------    ------    -----
                                                        (77.5)    (27.5)    (5.5)
                                                       ------    ------    -----
                                                       $(42.6)   $  6.4    $44.0
                                                       ------    ------    -----
                                                       ------    ------    -----

    Federal income taxes have not been provided on undistributed earnings of foreign subsidiaries which aggregated approximately $309.8 million at December 31, 1994, because such earnings are permanently invested or will not be repatriated unless any additional income taxes would be substantially offset by foreign tax credits. It is not practicable to determine the amount of unrecognized deferred income tax liabilities on these undistributed earnings.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as loss and tax credit carryforwards.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following is a summary of the significant components of the Company's gross deferred tax assets and liabilities:

                                                                               AS OF DECEMBER
                                                                                    31,
                                                                              ----------------
                                                                               1994      1993
                                                                              ------    ------
Deferred tax assets:
  Deferred compensation....................................................   $ 10.2    $ 13.3
  Restructuring charges....................................................     19.6       3.6
  Shand/Mutual Fire reserves...............................................     30.9       6.3
  Capital loss carryforwards...............................................     16.7       9.1
  Net operating loss and tax credit carryforwards..........................     63.6      21.1
  Business combinations....................................................     17.1      17.1
  Other accruals not currently deductible..................................     81.5      80.9
                                                                              ------    ------
                                                                               239.6     151.4
  Less: Valuation allowance................................................    (36.7)    (23.1)
                                                                              ------    ------
      Total deferred tax assets............................................    202.9     128.3
                                                                              ------    ------
Deferred tax liabilities:
  Deferred commissions.....................................................      9.6      11.4
  Depreciation.............................................................      3.0       8.0
  Gains on settlement of pension liabilities, net of accruals..............     19.7      18.3
  Gain on sale of personal lines business..................................     11.3      --
  Tax leases...............................................................     13.9      17.6
  Other accruals...........................................................      8.7      15.4
                                                                              ------    ------
      Total deferred tax liabilities.......................................     66.2      70.7
                                                                              ------    ------
Net deferred tax asset.....................................................   $136.7    $ 57.6
                                                                              ------    ------
                                                                              ------    ------

    The deferred tax balances shown in the Consolidated Balance Sheets are after reclassification of the above amounts within the various jurisdictions in which the Company operates.

    As of December 31, 1994, the Company has a U.S. federal net operating loss carryforward of $76.2 million which expires in the year 2009 and U.S. state net operating loss carryforwards totaling $165.2 million which expire in various years through 2009. The Company also has U.S. federal foreign tax credit carryforwards of $8.8 million, $3.2 million of which expires in 1998 and $5.6 million which expires in 1999, and U.S. federal alternative minimum tax credits of $5.2 million which can be carried forward indefinitely. In addition, the Company has foreign net operating loss and capital loss carryforwards for tax purposes of $10.5 million and $42.1 million, respectively, which can be carried forward indefinitely and approximately $7.1 million of foreign net operating losses which expire in various years through 2002.

    The Company expects that sufficient taxable income will be generated in future years to realize the U.S. federal net operating loss and tax credit carryforwards and, therefore, the Company believes that a valuation allowance is not necessary for these amounts. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not. The Company will report on its 1995 U.S. federal income tax return gains totaling an estimated $50 million with respect to the sales of its personal lines business and its Alexsis subsidiary. Based on 1994 results, excluding nonrecurring items and sold subsidiaries and businesses, with an estimated 8.5% reduction in U.S. operating costs as a result of the Company's restructuring in 1994, the

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

net U.S. deferred tax asset would be realized with average annual growth in U.S. operating revenues and pre-tax income of less than two percent.

    The $36.7 million valuation allowance at December 31, 1994 relates primarily to foreign and U.S. state net operating loss and capital loss carryforwards. The valuation allowance increased by a net amount of $13.6 million in 1994, of which $7.6 million relates to increases in foreign capital loss carryforwards and $6 million to increases in U.S. state and foreign net operating losses.

    Prior to the change in accounting for income taxes, the components of the provision for deferred income taxes for the year ended December 31, 1992 were as follows:

Depreciation.......................................................   $ (2.5)
Tax leases.........................................................     (3.2)
Financial accounting accruals, net.................................    (17.5)
Net deferred losses on subsidiary dispositions.....................      3.6
Special charges....................................................     14.3
Other..............................................................     (0.2)
                                                                      ------
                                                                      $ (5.5)
                                                                      ------
                                                                      ------

    A reconciliation of the tax provision and the amount computed by applying the U.S. federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to income (loss) from continuing operations before income taxes is as follows:

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                         1994     1993     1992
                                                                        ------    -----    -----
Computed "expected" tax expense (benefit)............................   $(51.4)   $11.2    $35.0
  State and local income taxes-net of federal income tax.............     (1.6)    (1.9)    (0.4)
  Foreign statutory rates over (under) U.S. federal statutory rate...     (2.8)    (2.9)     1.7
  Foreign partnership income not taxed...............................     --       (1.9)    (2.1)
  Tax benefit of capital losses......................................     --       (3.5)    --
  Tax rate changes...................................................     --       (1.2)    --
  Adjustment to prior year tax provisions............................     --       (2.9)    --
  Amortization of intangible assets..................................      2.6      2.5      2.6
  Repatriation of foreign earnings, net of tax credits...............      0.5      3.3      0.5
  Other non-deductible expenses......................................      7.5      4.1      3.9
  Other, net.........................................................      2.6     (0.4)     2.8
                                                                        ------    -----    -----
Actual tax expense (benefit).........................................   $(42.6)   $ 6.4    $44.0
                                                                        ------    -----    -----
                                                                        ------    -----    -----

    During 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. On February 28, 1995, the Company paid the amounts due for years 1980 through 1989 and charged the tax and net interest totaling $35.6 million against previously established reserves.

    The Company is currently under examination by the IRS for years 1990 and 1991. In 1994, the Company received a Notice of Proposed Adjustment from the IRS proposing an increase in taxable income for the 1991 year which, if sustained, would result in an additional tax liability estimated by the

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Company at $50 million. This proposed adjustment relates to intercompany transactions involving the stock of a U.K. subsidiary.

    The Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated. A similar set of transactions occurred in 1993 for which the IRS could propose an increase in taxable income which would result in an additional tax liability estimated by the Company at $25 million. The Company's 1993 tax return is not currently under examination. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the consolidated financial statements.

    The Company believes that its current tax reserves are adequate to cover all of its tax liabilities.

6. DISCONTINUED OPERATIONS

    In 1985, the Company discontinued its insurance underwriting operations. In 1987 the Company sold Sphere Drake Insurance Group (Sphere Drake). The Sphere Drake sales agreement provides indemnities by the Company to the purchaser for various potential liabilities including provisions covering future losses on certain insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701 (Syndicate 701). In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency (Swann & Everett), an underwriting management company previously managed by Alexander Howden Group plc (Alexander Howden).

    The net liabilities of discontinued operations shown in the accompanying Consolidated Balance Sheets include insurance liabilities associated with the above indemnities, liabilities of insurance underwriting subsidiaries currently in run-off and other related liabilities.

    A summary of the net liabilities of discontinued operations is as follows:

                                                                               AS OF DECEMBER
                                                                                    31,
                                                                              ----------------
                                                                               1994      1993
                                                                              ------    ------
Liabilities:
  Insurance liabilities....................................................   $277.6    $252.4
  Other....................................................................     31.4      38.4
                                                                              ------    ------
      Total liabilities....................................................    309.0     290.8
                                                                              ------    ------
Assets:
  Recoverable under finite risk contracts:
    Insurance liabilities..................................................    135.7      36.7
    Premium adjustment.....................................................     10.8      10.4
  Reinsurance recoverables.................................................     64.2      60.7
  Zero coupon notes........................................................     --        28.5
  Cash and investments.....................................................     23.6      18.8
  Other....................................................................     10.9      22.2
                                                                              ------    ------
      Total assets.........................................................    245.2     177.3
                                                                              ------    ------
Total net liabilities of discontinued operations...........................     63.8     113.5
  Less current portion classified as other accrued expenses................      7.0       7.0
                                                                              ------    ------
Remainder classified as net liabilities of discontinued operations.........   $ 56.8    $106.5
                                                                              ------    ------
                                                                              ------    ------

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The insurance liabilities represent estimates of future claims expected to be made under occurrence-based insurance policies and reinsurance business written through Lloyd's and the London market covering primarily asbestosis, environmental pollution, and latent disease risks in the United States which are coupled with substantial litigation expenses. These claims are expected to develop and be settled over the next twenty to thirty years.

    Liabilities stemming from these claims cannot be estimated using conventional actuarial reserving techniques because the available historical experience is not adequate to support the use of such techniques and because case law, as well as scientific standards for measuring the adequacy of site cleanup (both of which have had, and will continue to have, a significant bearing on the ultimate extent of the liabilities) is still evolving. Accordingly, the Company's independent actuaries have combined available exposure information with other data and have used various projection techniques to estimate the insurance liabilities, consisting principally of incurred but not reported losses.

    In 1994, Orion who has financial responsibility for sharing certain of the indemnity liabilities, was placed in provisional liquidation by order of the English Courts. Based on current facts and circumstances, the Company believes that the provisional liquidation will not have a material adverse effect on the net liabilities of discontinued operations.

    The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by a reinsurance company. A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At December 31, 1994, based on an estimate by an independent actuarial firm, the Company had recorded $6.6 million of the deductible.

    On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At December 31, 1994, recoveries were limited to $108.3 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

    The Company's right to terminate the contract entered into in 1994 is subject to the consent of American International Group, Inc. (AIG) as long as AIG is the holder of certain shares of the Company's stock. In addition, the reinsurance company also has the right, under certain circumstances, presently considered to be remote by the Company, to terminate that contract.

    The insurance liabilities set forth above represent the Company's best estimates of the probable liabilities based on independent actuarial estimates. The recoverable amounts under the finite risk contracts, which are considered probable of realization based on independent actuarial estimates of losses and pay out patterns, represent the excess of such liabilities over the Company's retention levels. The premium adjustment represents the recoverable amount considered probable of realization at the earliest date the Company can exercise its right to terminate the finite risk contract covering the insurance underwriting subsidiaries currently in run-off.

    Insurance liabilities in excess of recorded liabilities could develop in the future. Based on independent actuarial estimates of the amount and timing of claim payments, it is reasonably possible

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

that such additional liabilities, net of estimated amounts recoverable for paid losses under the finite risk contracts, could amount to $74 million. However, management currently believes that such additional insurance liabilities are not likely to develop.

    Changes in the total net liabilities of discontinued operations are as follows:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                      1994      1993      1992
                                                     ------    ------    ------
Beginning balance.................................   $113.5    $102.4    $(36.4)
  Provisions for loss.............................     28.9      --       145.0
  Litigation settlement...........................     --        22.3      --
  Net cash proceeds on the zero coupon notes......      5.0      --        --
  Claims and expense payments.....................     (7.0)    (11.9)    (13.1)
  Payment for a finite risk contract..............    (80.0)     --        --
  Other...........................................      3.4      --        --
  Translation adjustment..........................     --         0.7       6.9
                                                     ------    ------    ------
Ending balance....................................   $ 63.8    $113.5    $102.4
                                                     ------    ------    ------
                                                     ------    ------    ------

    The 1994 provision for loss of $28.9 million includes a $6 million charge associated with the 1994 finite risk contract, a $20.9 million charge relating to an agreement that resolved certain indemnity obligations to Sphere Drake and a $2 million charge recorded in the fourth quarter of 1994 related to other liabilities. Under terms of the Sphere Drake agreement, the Company received a cash payment of $5 million in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities. The provision for loss in 1992 relates principally to increases in estimated liabilities associated with the indemnities provided to the purchaser of Sphere Drake resulting from more complete information becoming available in the fourth quarter of 1992.

    The Company believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover its exposures. However, there is no assurance that further adverse development may not occur due to variables inherent in the estimation processes and other matters described above. The Company currently believes that the effect of such adverse development, if any, will not be material to the Company's financial position and results of operations.

7. EMPLOYEES' RETIREMENT PLANS AND BENEFITS

    PENSION PLANS The Company has contributory and non-contributory defined benefit pension plans covering substantially all employees. The plans generally provide pension benefits that are based on the employee's years of service and compensation prior to retirement. In general, it is the Company's policy to fund these plans consistent with laws and regulations of the respective jurisdictions in which the Company operates.

    Total pension costs are summarized as follows:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                       1994      1993      1992
                                                      ------    ------    ------
Service cost.......................................   $ 38.8    $ 29.5    $ 29.4
Interest cost......................................     43.4      38.4      36.9
Actual return on plan assets.......................     22.7     (73.4)    (68.9)
Net amortization and deferral......................    (99.7)      7.4       3.7
                                                      ------    ------    ------
      Net pension costs............................   $  5.2    $  1.9    $  1.1
                                                      ------    ------    ------
                                                      ------    ------    ------

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheets:

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                        1994                        1993
                                              ------------------------    ------------------------
                                               U.S.      INTERNATIONAL     U.S.      INTERNATIONAL
                                              -------    -------------    -------    -------------
Vested benefit obligation..................   $ 199.1       $ 247.1       $ 221.5       $ 246.4
                                              -------    -------------    -------    -------------
                                              -------    -------------    -------    -------------
Accumulated benefit obligation.............   $ 223.3       $ 248.7       $ 235.3       $ 252.4
                                              -------    -------------    -------    -------------
                                              -------    -------------    -------    -------------
Projected benefit obligation...............   $(271.6)      $(270.3)      $(308.1)      $(284.7)
Plan assets at fair market value...........     289.3         383.7         298.5         387.2
                                              -------    -------------    -------    -------------
Excess (shortfall) of plan assets over
  projected benefit obligation.............      17.7         113.4          (9.6)        102.5
Unrecognized net (loss) gain...............      (5.5)        (26.8)         33.4         (39.0)
Unrecognized prior service cost............      (1.3)         (6.6)         (1.4)         13.4
Unrecognized net assets being amortized
  over the plans' average remaining service
lives......................................     (14.0)        (29.4)        (16.3)        (30.8)
                                              -------    -------------    -------    -------------
Prepaid (accrued) pension cost.............   $  (3.1)      $  50.6       $   6.1       $  46.1
                                              -------    -------------    -------    -------------
                                              -------    -------------    -------    -------------
Assumptions used were as follows:
Assumed discount rate......................       8.5%       6.5-9.5%         7.0%      5.0-8.25%
Assumed rate of compensation increase......       5.0%       3.5-5.0%         5.0%       4.0-6.5%
Expected rate of return on plan assets.....      9.75%     7.0-10.25%        9.75%      7.0-11.0%
                                              -------    -------------    -------    -------------

    At December 31, 1994 and 1993, approximately 84 percent and 85 percent, respectively, of all plan assets are invested in equity securities and 16 percent and 15 percent, respectively, in cash equivalents and/or fixed-income securities.

    THRIFT PLANS The Company maintains thrift plans for most U.S. and Canadian employees. Under the thrift plans, eligible employees may contribute amounts through payroll deduction, supplemented by Company contributions, for investments in various funds established by the plans. The cost of these plans was $11.9 million in 1994, $11.3 million in 1993 and $10.8 million in 1992.

    POSTRETIREMENT BENEFITS Effective January 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans. This statement requires the Company to accrue the estimated cost of future retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care and life insurance, as premiums or claims were paid. The statement allowed recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the initial postretirement benefit obligation of $14 million over a period of twenty years. The Company's cash flows are not affected by implementation of this statement and the impact to the results of operations for 1993 was not significant.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Total postretirement benefit costs are summarized as follows:

                                                           FOR THE YEAR ENDED           FOR THE YEAR ENDED
                                                           DECEMBER 31, 1994            DECEMBER 31, 1993
                                                       --------------------------   --------------------------
                                                       HEALTH     LIFE              HEALTH     LIFE
                                                        CARE    INSURANCE   TOTAL    CARE    INSURANCE   TOTAL
                                                       ------   ---------   -----   ------   ---------   -----
Service Cost.........................................   $0.8      $--       $0.8     $0.8      $--       $ 0.8
Interest Cost........................................    1.3        0.2      1.5      1.2        0.2       1.4
Actual return on plan assets.........................   --          0.2      0.2     --         (0.2)     (0.2)
Net amortization and deferral........................    1.2       (0.6)     0.6      0.8       (0.2)      0.6
                                                       ------   ---------   -----   ------   ---------   -----
      Net postretirement costs (credits).............   $3.3      $(0.2)    $3.1     $2.8      $(0.2)    $ 2.6
                                                       ------   ---------   -----   ------   ---------   -----
                                                       ------   ---------   -----   ------   ---------   -----

    The following table sets forth the funded status and amounts recognized in the Company's consolidated financial statements:

                                                     AS OF DECEMBER 31, 1994       AS OF DECEMBER 31, 1993
                                                   ---------------------------   ---------------------------
                                                   HEALTH     LIFE               HEALTH     LIFE
                                                    CARE    INSURANCE   TOTAL     CARE    INSURANCE   TOTAL
                                                   ------   ---------   ------   ------   ---------   ------
Accumulated postretirement benefit obligation:
  Retirees.......................................  $ (8.0)    $(3.0)    $(11.0)  $ (7.0)    $(3.2)    $(10.2)
  Fully eligible active participants.............    (3.1)    --          (3.1)    (1.7)     (0.3)      (2.0)
  Other active participants......................    (5.4)    --          (5.4)   (10.4)    --         (10.4)
                                                   ------   ---------   ------   ------   ---------   ------
                                                    (16.5)     (3.0)     (19.5)   (19.1)     (3.5)     (22.6)
  Plan assets at fair market value...............    --         5.4        5.4     --         5.7        5.7
                                                   ------   ---------   ------   ------   ---------   ------
  Accumulated benefit obligation in excess
    (shortfall) of plan assets...................   (16.5)      2.4      (14.1)   (19.1)      2.2      (16.9)
  Unrecognized net obligation (asset)............    13.9      (2.2)      11.7     15.5      (2.3)      13.2
  Unrecognized net loss..........................     1.8       0.1        1.9      3.0       0.3        3.3
                                                   ------   ---------   ------   ------   ---------   ------
  (Accrued) prepaid post-retirement benefit
liability........................................  $ (0.8)    $ 0.3     $ (0.5)  $ (0.6)    $ 0.2     $ (0.4)
                                                   ------   ---------   ------   ------   ---------   ------
                                                   ------   ---------   ------   ------   ---------   ------

    The discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent and the compensation rate increase was 4.5 percent. The expected rate of return on plan assets was 5.75 percent. The assumed medical trend rate is 10 percent in 1995 and gradually declines to 5.5 percent in 2000 and thereafter. Increasing the trend rate by 1 percent and holding all other assumptions constant, the impact on the cost component and the accumulated benefit obligation is an increase of $0.2 million and $1.2 million, respectively.

    Certain of the Company's international subsidiaries have similar plans for their employees; however, most retirees are covered primarily by government sponsored programs. As a result, the cost to the Company for retired employees is not significant for these programs.

    POSTEMPLOYMENT BENEFITS Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers Accounting for Postemployment Benefits." This statement requires that certain benefits provided to former or inactive employees after employment but prior to retirement, including disability benefits and health care continuation coverage, be accrued based upon the employees' services already rendered. The cumulative effect of this accounting change was an after-tax charge of $2.6 million or $0.06 per share in the first quarter of 1994. The increase to the annual cost of providing such benefits will not be significant.

    DEFERRED COMPENSATION PLAN The Company has a deferred compensation plan which permitted certain of its key officers and employees to defer a portion of their incentive compensation during 1986 to 1989. The Company has purchased whole life insurance policies on each participant's life to assist in the funding of the deferred compensation liability. At December 31, 1994, the cash surrender value of

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

these policies was $0.6 million, which is net of $38.7 million of policy loans. The Company's obligation under the plan, including accumulated interest, was $16.2 million and $15.6 million at December 31, 1994 and 1993, respectively, and is included in Other Long-Term Liabilities in the Consolidated Balance Sheets.

8. DEBT

    Consolidated short-term debt outstanding is as follows:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1994     1993
                                                                 -----    -----
Lines of credit...............................................   $ 0.7    $ 5.3
Notes payable to financial institutions.......................     0.3     12.2
                                                                 -----    -----
                                                                 $ 1.0    $17.5
                                                                 -----    -----
                                                                 -----    -----

    The weighted average interest rate on short-term borrowings was 7.0 percent and 5.2 percent at December 31, 1994 and 1993, respectively.

    Consolidated long-term debt outstanding is as follows:

                                                                               AS OF DECEMBER
                                                                                    31,
                                                                              ----------------
                                                                               1994      1993
                                                                              ------    ------
11% Convertible subordinated debentures (A)................................   $ 60.2    $ 60.2
Note payable (B)...........................................................     50.0      --
Obligation under capital lease (C).........................................     22.1      20.8
Non-recourse mortgage notes (D)............................................     --        19.6
Term loans (E).............................................................     10.0      10.0
Credit agreement (F).......................................................     --        --
Other, primarily for acquisitions..........................................      7.5      12.9
                                                                              ------    ------
                                                                               149.8     123.5
Less current portion.......................................................     17.1      11.7
                                                                              ------    ------
                                                                              $132.7    $111.8
                                                                              ------    ------
                                                                              ------    ------

    The principal payments required during the next five years are $17.1 million in 1995, $5.6 million in 1996, $14.5 million in 1997, $14.5 million in 1998, and
$14.5 million in 1999.

    A. 11% CONVERTIBLE SUBORDINATED DEBENTURES The debentures are unsecured subordinated obligations maturing April 15, 2007. The debentures were issued in connection with the acquisition of Alexander Howden under an Indenture agreement dated February 1, 1982, and are convertible into common stock at $39 per share, subject to adjustment under certain conditions and to prior redemption. The remaining debentures are redeemable any time, at 102.2 percent of par value prior to April 15, 1995, and at declining prices thereafter until April 15, 1997 and at par thereafter. Commencing April 15, 1992, and annually thereafter, 5 percent of the aggregate principal amount outstanding as of October 15, 1991, must be redeemed at par value through the operation of a mandatory sinking fund. The Company may make an optional sinking fund payment in each year not exceeding the amount of the mandatory sinking fund payment. In 1994 and 1993, the Company satisfied the mandatory sinking fund payment through the use of previously repurchased debentures.

    B. NOTE PAYABLE In July 1994, Alexander & Alexander Services Inc. borrowed $50 million from the reinsurance company that executed a finite risk contract relating to the Company's discontinued operations. The note is payable in five equal annual installments, commencing July 1, 1997 and bears

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

interest at a rate of 9.45 percent. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize the Alexander & Alexander Services Inc. note to settle reinsurance claims under the finite risk contract.

    C. OBLIGATION UNDER CAPITAL LEASE A French subsidiary has a lease agreement for office facilities which is classified as a capital lease. Future minimum lease payment obligations are approximately $2.5 million for each of the next five years and an aggregate of $24.7 million thereafter.

    D. NON-RECOURSE MORTGAGE NOTES Two subsidiaries of the Company had an investment in a direct financing lease of an office building and related non-recourse mortgage notes. In July 1994, a contractual option to purchase the office building was exercised by the lessee by assuming the non-recourse mortgage notes. No gain or loss was recognized on this transaction.

    E. TERM LOANS In August 1992, a U.S. subsidiary entered into an unsecured $10 million three-year term loan agreement with a bank. The interest rate (6.8125 percent at December 31, 1994) floats with the LIBOR rate. The agreement, guaranteed by the Company, contains financial covenants on minimum consolidated net worth and maximum consolidated indebtedness.

    F. CREDIT AGREEMENT At December 31, 1994 the Company had a $150 million credit agreement with various banks which would have expired in July 1995. The agreement provided for unsecured borrowings and contained various financial covenants, including limits on minimum net worth, maximum consolidated debt, minimum interest coverage and minimum consolidated cash flow from operations. The Company had full and immediate access to the $150 million credit line and had no borrowings outstanding under this agreement at December 31, 1994. At December 31, 1994, the Company was in technical default on two financial covenants under this agreement and was granted a waiver with respect to compliance with such covenants.

    Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $97.7 million of which $97 million were unused as of December 31, 1994. These lines consist of both committed and uncommitted facilities in the U.S. and certain other countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2 percent of the line.

    On March 27, 1995, the Company's existing credit agreement was cancelled and replaced by a new $200 million three-year facility with various banks which expires in March 1998. The new agreement provides for unsecured borrowings and contains various covenants, including minimum consolidated tangible capital funds, minimum consolidated tangible net worth, maximum leverage and minimum cash flow coverage requirements. The Company currently believes that the covenant regarding minimum cash flow coverage is the most restrictive. This covenant requires that the ratio of earnings before interest, taxes, depreciation and amortization to interest expense and cash dividends exceed 4.25 to 1. In addition, the occurrence of a "Special Event" under the AIG Agreement which is not waived would constitute an event of default under the new agreement. (See Note 10 to Notes to Financial Statements)

9. STOCK OPTION AND INCENTIVE PLANS

    Under the 1988 Long-Term Incentive Compensation Plan (1988 Plan), as amended by action of the Board of Directors in September 1994, up to 5,499,000 shares of the Company's Common Stock may be awarded to officers and key employees. The 1988 Plan includes grants in the form of incentive stock options and non-qualified options, stock appreciation rights, restricted stock awards, performance share/unit awards and other stock based awards.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Stock options may be granted under the 1988 Plan at a price not less than the fair market value of the Common Stock on the date the option is granted and, with respect to incentive stock options, must be exercised not later than 10 years from date of grant and, with respect to non-qualified options, must be exercised not later than 10 years and one day from date of grant.

    Stock appreciation rights may be granted alone or in conjunction with a stock option at a price not less than the fair market value of the Common Stock at date of grant. Upon exercise of a stock appreciation right, the participant will receive cash, Common Stock or a combination thereof equal to the excess of the market value over the exercise price of the stock appreciation right. Exercise of either the right or the stock option will result in the surrender of the other.

    Restricted stock awards may be granted which limit the sale or transfer of the shares until the expiration of a specified time period. Such awards are subject to forfeiture if the participant does not remain in the employ of the Company throughout the restricted time period. A maximum of 1,250,000 shares may be issued under the 1988 Plan. There were 308,500, 60,000 and 92,810 shares issued in 1994, 1993 and 1992, respectively. Also in 1994, 271,307 shares of restricted stock were awarded to an executive officer to offset the loss of certain benefits from the executive's prior employer when the executive joined the Company. In addition, 140,000 shares of Common Stock were delivered to a Company trust to fund a special compensation award to a non-executive director.

    Performance share/unit awards may be granted based upon certain performance criteria as determined by the Company and Benefits Committee of the Board of Directors. Upon achievement of the performance share/unit criteria, the participant will receive cash, Common Stock or a combination thereof equal to the award. There were 23,000 performance share/unit awards made in 1994. No performance share/unit awards were made in 1993 and 1992.

    Stock option transactions were as follows:

                                                                     NUMBER      OPTION PRICE
                                                                       OF          PER SHARE
                                                                     SHARES          RANGE
                                                                    ---------    -------------
Outstanding, January 1, 1992.....................................   2,757,084    $17.75-$38.63
  Granted........................................................     485,000     21.63- 23.69
  Exercised......................................................    (106,439)    21.56- 27.38
  Canceled.......................................................    (210,590)
                                                                    ---------    -------------
Outstanding, December 31, 1992...................................   2,925,055    $17.75-$38.63
  Granted........................................................     488,500     26.00- 27.63
  Exercised......................................................     (93,948)    17.75- 25.38
  Canceled.......................................................    (188,307)
                                                                    ---------    -------------
Outstanding, December 31, 1993...................................   3,131,300    $17.75-$38.63
  Granted........................................................   2,361,500     14.19- 20.63
  Exercised......................................................      (5,375)           17.75
  Canceled.......................................................    (503,320)
                                                                    ---------    -------------
Outstanding, December 31, 1994...................................   4,984,105    $17.75-$38.63
                                                                    ---------    -------------
                                                                    ---------    -------------

    The number of options exercisable at December 31 were as follows:

1994       2,197,405
1993       2,231,301
1992       1,976,017

    At the 1995 Annual Meeting of Stockholders, the Company intends to submit for stockholder approval four new compensation plans. The plans to be submitted for stockholder approval are: (1) the 1995 Long-Term Incentive Plan (1995 Plan) to provide for compensation of executive officers and other

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

key employees of the Company and its subsidiaries through stock options, restricted stock, performance units and other equity-based incentives; (2) the Employee Discount Stock Purchase Plan (Purchase Plan) to provide for the purchase by employees, through salary deferrals, of the Company's Common Stock at a discount from fair market value; (3) the Performance Bonus Plan for Executive Officers, to provide for the compensation of executive officers by means of awards (including equity-based awards) for achievement by the Company of certain performance goals; and (4) the Non-Employee Director Deferred Stock Ownership Plan, to provide an equity based non-employee director deferred compensation plan. If approved by stockholders at the annual meeting, 4,700,000 shares of Common Stock will be reserved for issuance under the 1995 Plan and 750,000 shares of Common Stock will be reserved for issuance under the Purchase Plan.

10. COMMON AND PREFERRED STOCK

    At a special meeting of the Company's stockholders held on July 15, 1994 (Special Meeting) an amendment to the Company's Charter (Charter Amendment) was approved. The Charter Amendment authorized (i) an increase in the number of authorized shares of stock of the Company (ii) the terms of a new class of common stock, Class D Common Stock, par value $1.00 (Class D Stock) and (iii) other minor amendments. At the special meeting, stockholders also approved the transactions contemplated by the Stock Purchase and Sale Agreement entered into by the Company and AIG on June 7, 1994, as it may be amended from time to time (AIG Agreement), which included approval of the issuance and sale of 4,000,000 shares of the Company's 8% Series B Cumulative Convertible Preferred Stock, par value $1.00 (Series B Convertible Preferred Shares) to three wholly owned subsidiaries of AIG at a purchase price of $50 per share for a total purchase price of $200 million (AIG Investment).

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

    No dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the RSC Class 1 and AASUK Dividend shares. Accordingly,

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

the Company's ability to pay dividends is limited by the amounts available to the Canadian and U.K. subsidiaries for such purposes. These amounts approximate Canadian $82 million or $58.2 million, assuming certain solvency tests are met under Canadian law, and 104.4 million pounds sterling or $162.8 million, respectively, at December 31, 1994. In the event sufficient earnings are not available in the Canadian or the U.K. subsidiary to declare dividends, the Company's legal structure allows it to make earnings or capital available in those subsidiaries to pay dividends. In addition, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock described below have priority as to dividends over the Common Stock.

    At December 31, 1994, the Company had 5.5 million shares of Common Stock reserved for issuance under employee stock option plans, 1.5 million shares reserved for issuance in the event of conversion of the 11 percent convertible subordinated debentures and 2.7 million shares reserved for issuance upon redemption or conversion of the Class A and Class C shares.

    The Board of Directors has authorized, subject to certain business and market conditions, the purchase of up to 5 million shares of the Company's Common Stock. As of December 31, 1994, the total number of shares purchased was
3.7 million at an average price of $21.77 per share. No shares were repurchased in 1994 or 1993. Shares of its own stock acquired by the Company constitute authorized but unissued shares.

    CLASS D STOCK Shares of the Company's Series B Convertible Preferred Shares are convertible into Class D Stock, at a conversion price of $17 per share, subject to adjustment. No shares of Class D Stock are currently outstanding. Holders of the Class D Stock have the same rights to receive dividends and distributions as the holders of the Common Stock. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Class D Stock and Common Stock participate ratably in proportion to the number of shares held by each such holder in any distribution of assets of the Company to such stockholders. In addition, in the event the Company effects a subdivision or combination or consolidation of the outstanding shares of Class D Stock into a greater or lesser number of shares of Class D Stock, then in each such case the Company will effect an equivalent subdivision or combination or consolidation of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock. The Class D Stock are non-voting, except as provided by law, in the event of a proposed amendment to the Company's Charter that would adversely affect holders of shares of Class D Stock and following the occurrence of a Specified Corporate Event. The holders of the Class D Stock have the right to exchange Class D Stock for Common Stock, at any time or from time to time, on a share-for-share basis, provided, however, that no person is entitled to acquire Common Stock upon such exchange if after giving effect thereto such person has, or will have the then contractual right to acquire through conversion, exercise of warrants or otherwise, more than 9.9 percent of the combined voting power of the Company's voting shares then outstanding, absent certain events.

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

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    SERIES B CONVERTIBLE PREFERRED SHARES The Series B Convertible Preferred Shares were issued on July 15, 1994. After giving effect to estimated transaction expenses, a $10 million indemnification provision and the cost of an option for an insurance-based financing arrangement, the sale of the Series B Convertible Preferred Shares increased the Company's capital by approximately $186 million. The shares are convertible into Class D Stock at a conversion price of $17 per share of Class D Stock, subject to adjustment. The holders of the Class D Stock have the right to exchange Class D Stock for Common Stock, at any time or from time to time, on a share-for-share basis, subject to certain limitations discussed below as to the amount of shares which may be converted. Dividends on the Series B Convertible Preferred Shares will reduce the amount of earnings otherwise available for common stockholders by approximately $16 million in the first year after issuance, and by approximately $23 million by the fifth year after issuance, assuming dividends on the Series B Convertible Preferred Shares were to be paid in kind throughout the first five years after issuance.

    Holders of Series B Convertible Preferred Shares are entitled to receive cumulative dividends at a rate of 8 percent per annum payable quarterly in arrears. Until December 15, 1996, dividends on the Series B Convertible Preferred Shares are payable in kind and thereafter, at the election of the board of directors, in cash or in kind until December 15, 1999, provided that if the Company at any time pays dividends in cash on or after December 15, 1996, the Company may not thereafter declare or pay dividends in kind. With respect to dividend rights and rights of liquidation, dissolution and winding up, Series B Convertible Preferred Shares rank senior to Common Stock, Class A Common Stock, Class C Common Stock, Class D Stock and Participating Preferred Shares (when and if issued) and pari passu with the Series A Convertible Preferred Shares.

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

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The Series B Convertible Preferred Shares may be redeemed in whole or in part by the Company after December 15,1999, so long as after that date the Common Stock has traded 30 consecutive trading days on the New York Stock Exchange at a price in excess of 150 percent of the then effective conversion price. The redemption price will be $54 per share until December 14, 2000, declining ratably annually to $50 per share on or after December 14, 2006, plus accrued and unpaid dividends. All redemptions are to be made pro-rata.

    Holders of Series B Convertible Preferred Shares have the right to require the Company to purchase all or any part of the Series B Convertible Preferred Shares then held by such holders upon the occurrence of a Special Event. A Special Event consists of actions solely within the control of the Company and includes the declaration or payment of dividends aggregating in excess of $0.075 per share of Common Stock during the last seven months of 1994, cumulatively 25 percent of earnings in 1995 and 1996, and cumulatively 50 percent of earnings thereafter; the disposition by the Company of assets representing 35 percent or more of the Company's book value or gross revenues; certain mergers or consolidations of the Company or any of its principal subsidiaries with or into any other firm or entity involving 20 percent or more of the total market value of the Company's equity securities; and repurchases and redemptions of the Company's stock after June 1994 (other than the Company's Series B Convertible Preferred Shares) in excess of net proceeds to the Company from the sale of stock after June 1994 (less amounts expended for repurchases and redemptions of the Company's preferred shares). Other Special Events include the acquisition by a third party, with the consent or approval of the Company, of beneficial ownership of securities representing 35 percent or more of the Company's total outstanding voting power. The repurchase price, in the event of a Special Event, is at a specified premium, ranging from $66.18 per share, if the Special Event occurs within six and twelve months after the original issue date, to $72.06 per share, if the Special Event occurs more than twelve months after the original issue date, plus in each case accrued and unpaid dividends. The approximately 11,765,000 shares of Common Stock issuable upon the ultimate conversion of the Series B Convertible Preferred Shares represent approximately 21 percent of the aggregate number of voting shares outstanding after giving effect to such issuance. If dividends on the Series B Convertible Preferred Shares are paid in kind for the full five year period permitted, approximately 18,069,000 shares of Common Stock will be issuable upon such exchange, representing approximately 29 percent of the total number of voting shares outstanding after giving effect to such issuance.

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

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    In connection with the AIG Investment, the Board of Directors amended the Rights Agreement. Pursuant to Amendment No. 2 to the Rights Agreement, effective as of June 6, 1994, the acquisition of Series B Convertible Preferred Shares upon closing of the AIG Agreement, the acquisition of Class D Stock upon conversion of Series B Convertible Preferred Shares, the acquisition of Common Stock upon exchange for Class D Stock or the acquisition by AIG or its affiliates or any transferee thereof of any securities of the Company (if such acquisition is permitted by the Purchase Agreement) will not (i) cause any person to become an Acquiring Person, (ii) cause the Distribution Date or the Shares Acquisition Date to occur, or (iii) give rise to a Section 11(a)(ii) Event (as such capitalized terms are defined in the Rights Agreement).

    In addition, on July 15, 1994, the Board of Directors approved Amendment No. 3 to the Rights Agreement, which provides for, among other things, modifications of the definitions of Acquiring Person and Distribution Date to raise from 10 percent to 15 percent the percentage of stock ownership needed to cause a person to become an Acquiring Person or to cause a Distribution Date to occur (as such capitalized terms are defined in the Rights Agreement).

11. INVESTMENTS

    Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. At December 31, 1994, net unrealized holding gains totaled $1.5 million, net of deferred income taxes of $0.2 million, and are reported as a separate component of Stockholders' Equity. During 1994, the net unrealized holding gains decreased by approximately $2 million and proceeds from sales of securities totaled $157.4 million with gross realized gains totaling $0.5 million.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The amortized cost and estimated fair value of the Company's debt and equity securities and financial instruments used to hedge the existing and anticipated fiduciary portion of such investments as of December 31, 1994 are summarized below:

                                                                      GROSS         GROSS       ESTIMATED
                                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                         COST         GAINS         LOSSES        VALUE
                                                       ---------    ----------    ----------    ---------
U.S. Government agencies/state issuances............    $  63.5       -$-           $ (0.1)      $  63.4
Other interest-bearing securities...................      146.7       --             --            146.7
Mortgage-backed securities..........................       83.8       --             --             83.8
Equity securities...................................        1.9         4.6          --              6.5
Financial instruments--used as hedges...............      --            0.3           (3.1)         (2.8)
                                                       ---------        ---          -----      ---------
    Total...........................................    $ 295.9        $4.9         $ (3.2)      $ 297.6
                                                       ---------        ---          -----      ---------
                                                       ---------        ---          -----      ---------

    The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheet at December 31, 1994 as follows:

Cash and cash equivalents:
  Operating.......................................................   $ 63.9
  Fiduciary.......................................................     51.8
Short-term investments:
  Operating.......................................................      1.8
  Fiduciary.......................................................    117.9
Long-term operating investments...................................     62.2
                                                                     ------
      Total.......................................................   $297.6
                                                                     ------
                                                                     ------

    The amortized cost and estimated fair value of debt securities at December 31, 1994 by contractual maturity are summarized below:

                                                                                        ESTIMATED
                                                                           AMORTIZED      FAIR
                                                                             COST         VALUE
                                                                           ---------    ---------
Due in one year or less.................................................    $ 152.7      $ 152.6
Due after one year through five years...................................       46.7         46.7
Due after five years through ten years..................................        0.7          0.7
Due after ten years.....................................................       10.1         10.1
                                                                           ---------    ---------
                                                                              210.2        210.1
Mortgage-backed securities..............................................       83.8         83.8
                                                                           ---------    ---------
      Total debt securities.............................................    $ 294.0      $ 293.9
                                                                           ---------    ---------
                                                                           ---------    ---------

    Certain of the above investments with maturities greater than one year are classified as short-term and included in current assets as they represent fiduciary investments that will be utilized during the normal operating cycle of the business to pay premiums payable to insurance companies that are included in current liabilities.

12. FINANCIAL INSTRUMENTS

    The Company enters into foreign exchange forward contracts and foreign exchange option agreements primarily to provide risk management against existing firm commitments as well as anticipated future exposures that will arise at its London-based specialist insurance and reinsurance

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

broking operations. The exposures arise because a significant portion of the revenues of these operations are denominated in U.S. dollars, while their expenses are primarily denominated in U.K. pounds sterling.

    The Company generally sells forward U.S. dollars and purchases U.K. pounds sterling for periods of up to two years in the future. Such contracts provide risk management against future anticipated transactions which are not firm commitments. In addition, the Company enters into foreign exchange contracts to manage market risk associated with foreign exchange volatility on intercompany loans and expected intercompany dividends. Finally, the Company enters into foreign exchange contracts to effectively offset existing contracts when anticipated exchange rate movements would benefit the Company.

    Gains and losses on contracts which are designated as hedges of firm commitments are deferred until the settlement dates. Contracts which are not designated as hedges are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at December 31, 1994 was $2.6 million.

    Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. Based on foreign exchange rates at December 31, 1994, these options could be exercised at a nominal cost to the Company.

    At December 31, 1994, the Company had approximately $108.5 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pounds sterling, and approximately $47.7 million notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars. In addition, at December 31, 1994, the Company has approximately $4.6 million notional principal of foreign exchange contracts outstanding related to intercompany loans.

    The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities are marked to market in accordance with SFAS No. 115. At December 31, 1994, an unrealized loss of $2.8 million on interest rate swaps and forward rate agreements which hedge existing and anticipated fiduciary investments with maturities of three months or less was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    At December 31, 1994 and 1993 the Company has the following interest rate swaps and forward rate agreements in effect, by year of final maturity:

                                                                       DECEMBER 31, 1994
                                                     -----------------------------------------------------
                                                       GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                     RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                               FIXED      INTEREST RATE    FIXED     INTEREST RATE
--------------------------------------------------   ---------    -------------    ------    -------------
1995..............................................    $ 457.0          6.84%       $257.0         6.83%
1996..............................................      291.9          7.30          31.2         8.85
1997..............................................       97.8          6.65          --         --
                                                     ---------          ---        ------          ---
      Total.......................................    $ 846.7          6.98%       $288.2         7.05%
                                                     ---------          ---        ------          ---
                                                     ---------          ---        ------          ---

                                                                       DECEMBER 31, 1993
                                                     -----------------------------------------------------
                                                       GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                     RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                               FIXED      INTEREST RATE    FIXED     INTEREST RATE
--------------------------------------------------   ---------    -------------    ------    -------------
1994..............................................    $ 208.0          5.81%       $358.0         5.63%
1995..............................................      129.0          6.57          --         --
1996..............................................      105.0          5.44          --         --
                                                     ---------          ---        ------          ---
      Total.......................................    $ 442.0          5.94%       $358.0         5.63%
                                                     ---------          ---        ------          ---
                                                     ---------          ---        ------          ---

    The Company generally enters into interest rate swap agreements with a final maturity of three years or less. The floating rate on these agreements is generally based upon the six-month LIBOR rate on the relevant six-month reset dates. The Company also generally uses six-month LIBOR as the floating rate index for its forward rate agreements. Forward rate agreements generally have a final maturity date that is less than two years.

    In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. The Company generally writes covered interest rate options under which the Company receives a fixed interest rate.

    The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. At December 31, 1994, the Company recognized a current liability of $1.3 million, representing the estimated cost to settle these options at that date. The estimated cost to settle these options was nominal at December 31, 1993. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    At December 31, 1994 and 1993, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                                                        DECEMBER 31, 1994
                                                      -----------------------------------------------------
                                                        GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                      RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                                FIXED      INTEREST RATE    FIXED     INTEREST RATE
---------------------------------------------------   ---------    -------------    ------    -------------
1995...............................................     $15.6           5.27%       $--          --   %
1996...............................................      43.4           5.42         10.0          4.6
                                                                                                    --
                                                      ---------          ---        ------
      Total........................................     $59.0           5.38%       $10.0          4.6%
                                                                                                    --
                                                                                                    --
                                                      ---------          ---        ------
                                                      ---------          ---        ------

                                                                        DECEMBER 31, 1993
                                                      -----------------------------------------------------
                                                        GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                      RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                                FIXED      INTEREST RATE    FIXED     INTEREST RATE
---------------------------------------------------   ---------    -------------    ------    -------------
1994...............................................     $20.0           4.59%       $15.0          4.87%
1995...............................................      22.0           5.75         --          --
1996...............................................      42.0           5.40          7.0          5.00
                                                      ---------          ---        ------          ---
      Total........................................     $84.0           5.30%       $22.0          4.91%
                                                      ---------          ---        ------          ---
                                                      ---------          ---        ------          ---

    The above financial instruments are purchased from large international banks and financial institutions with strong credit ratings. Credit limits are established based on such credit ratings and are monitored on a regular basis. Management does not anticipate incurring any losses due to non-performance by these institutions. In addition, the Company monitors the market risk associated with these agreements by using probability analyses, external pricing systems and information from banks and brokers.

    The following methods and assumptions were used in estimating the fair value of each class of financial instrument. The fair values of short-term and long-term investments were estimated based upon quoted market prices for the same or similar instruments. The fair value of long-term debt, including the current portion, was estimated on the basis of market prices for similar issues at current interest rates for the applicable period. The fair value of interest rate swaps and forward rate agreements was estimated by discounting the future cash flows using rates currently available for agreements of similar terms and maturities. The fair value of foreign exchange forward contracts and foreign exchange option agreements was estimated based upon year-end exchange rates. The fair value of interest rate options was estimated based upon market quotes of the cost to settle these agreements. The carrying amounts of the Company's other financial instruments approximate fair value due to their short-term maturities.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments that are not carried at fair value.

                                                  AS OF DECEMBER 31, 1994       AS OF DECEMBER 31, 1993
                                                 -------------------------     -------------------------
                                                 CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                  AMOUNT        FAIR VALUE      AMOUNT        FAIR VALUE
                                                 --------       ----------     --------       ----------
Long-term debt, including current portion....     $149.8          $146.4        $123.5          $125.3
Foreign exchange forward contracts...........        1.6             2.6           0.5             0.5
Interest rate swaps and forward rate
  agreements.................................       (2.8)           (8.2)        --                2.7

13. COMMITMENTS

    LEASE COMMITMENTS The Company leases property and equipment under noncancelable operating lease agreements which expire at various dates.

    Future minimum annual rentals under noncancelable operating leases, excluding $11.3 million of future sublease rental income, which have been translated at December 31, 1994 closing foreign exchange rates, are as follows:

                                                                    OPERATING
                                                                     LEASES
                                                                    ---------
1995.............................................................    $  84.4
1996.............................................................       71.7
1997.............................................................       52.8
1998.............................................................       41.6
1999.............................................................       37.5
Thereafter.......................................................      206.9
                                                                    ---------
      Total minimum lease payments...............................    $ 494.9
                                                                    ---------
                                                                    ---------

    Rent expense for office space, which includes property taxes and certain other costs, amounted to $93.6 million, $92 million and $99.3 million for the years ended December 31, 1994, 1993, and 1992, respectively.

    OTHER COMMITMENTS At December 31, 1994, the Company had $32.7 million of letters of credit outstanding which are required under certain agreements in the ordinary course of business.

14. CONTINGENCIES

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

    Certain claims asserted against the Company and certain of its subsidiaries alleging, among other things, that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Claims asserting these allegations are pending in suits filed in New York and Ohio. In a New York action brought in 1985, claims were asserted against the Company and certain subsidiaries (Pine Top Insurance Company, Ltd. v. Alexander & Alexander Services Inc., et al., 85 Civ. 9860 (RPP) (S.D.N.Y.)). The plaintiff sought compensatory and punitive, as well as treble damages under RICO totalling approximately $87 million, arising from alleged RICO violations, common law fraud, breach of contract and negligence. Two subsidiaries counterclaimed for breach of certain reinsurance contracts with the plaintiff. This action was settled as of January 12, 1995 and the action was voluntarily dismissed in February 1995. The settlement amount was $4.5 million. The Company's portion was $2.1 million which was previously reserved under its professional indemnity program. In a similar New York action brought in 1988 against the Company and certain subsidiaries (Certain Underwriters at Lloyd's of London Subscribing to Insurance Agreements ML8055801, et al. v. Alexander & Alexander Services Inc., et al., formerly captioned Dennis Edward Jennings v. Alexander & Alexander Europe plc, et al., 88 CIV. 7060 (RO) (S.D.N.Y.)), plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. The defendants have counterclaimed against some of the plaintiffs for contribution. Discovery in this case remains to be concluded and no trial date has been set. In the Ohio action brought in 1985 (The Highway Equipment Company, et al. v. Alexander Howden Limited, et al. (Case No. 1-85-01667, U.S. Bankruptcy Court, So. Dist. Ohio, Western Div.)), plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $24 million. A directed verdict in the Company's favor was affirmed on March 14, 1994 in a decision by the U.S. District Court for the Southern District of Ohio. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Sixth Circuit. Management of the Company believes there are valid defenses to all the claims that have been made with respect to these activities and the Company is vigorously defending the pending actions. These actions are covered under the Company's professional indemnity program, except for possible damages under RICO. The Company currently believes the reasonably possible loss that might result from these actions, if any, would not be material to the Company's financial position or results of operations.

    In 1987, the Company sold Shand, its domestic underwriting management subsidiary. Prior to the sale, Shand and its subsidiaries had provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire. Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In February 1991, the rehabilitator filed a complaint in the Commonwealth court against Shand and the Company. The case was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania and is captioned Foster v. Alexander & Alexander Services Inc., 91 Civ. 1179. The complaint, which seeks compensatory and punitive damages, alleges that Shand and, in certain respects, the Company breached duties to and agreements with, Mutual Fire. The rehabilitator, through an expert's report, indicated that the alleged damages are approximately $234 million, a conclusion with which the Company, based on substantial arguments, strongly disagreed.

    On March 27, 1995, the Company, Shand and the rehabilitator entered into a settlement agreement which, if approved by the courts, would terminate the rehabilitator's litigation and release the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company would pay $12 million in cash and an additional $35 million in the form of a six-year zero-coupon note with a discounted value of $25.9 million. In addition, Shand is required to return $4.6 million of trusteed assets to the rehabilitator and the rehabilitator has eliminated any right of set-offs previously estimated to be $4.7 million. The Mutual Fire settlement agreement includes certain features protecting the Company from possible third-party claims and expenses arising out of such claims. Although the Company's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, the Company has instituted a declaratory judgment action attempting to validate

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

coverage (Alexander & Alexander Services Inc. and Alexander & Alexander Inc. plaintiffs against those certain underwriters at Lloyd's, London, England subscribing to insurance evidence by policy numbers 879/P. 31356 and 879/P. 35349 and Assicurazioni Generali, S.P.A., defendants No. 92 Civ. 6319 (F.D.N.Y.)). In the fourth quarter of 1994, the Company increased its previously established reserves of $10 million based on an estimated settlement amount, and recorded a pre-tax charge of $37.2 million ($24.2 million after-tax or $0.55 per share).

    Under the 1987 agreement with the purchaser of Shand, the Company agreed to indemnify the purchaser against certain contingencies, including, among others,
(i) losses arising out of pre-sale transactions between Shand or Shand's subsidiaries, on the one hand, and Mutual Fire, on the other, and (ii) losses arising out of pre-sale errors or omissions by Shand or Shand's subsidiaries. The Company's obligations under the indemnification provisions in the 1987 sales agreement were not limited as to amount or duration.

    Starting in late 1992, the purchaser of Shand has asserted a number of claims under both the Mutual Fire indemnification provision and the errors-and-omissions indemnification provision of the sales agreement. Most of those claims have been resolved by a series of settlement agreements, involving the settlement or release of (a) claims relating to reinsurance recoverables due to Shand's subsidiaries from Mutual Fire, (b) claims relating to deterioration of reserves for business written by Mutual Fire and ceded to Shand's subsidiaries, and (c) a number of errors-and-omissions claims by third-party reinsurers against Shand. Under the settlement agreement entered into in January 1995, covering the errors-and-omissions claims by third-party reinsurers, the Company obtained a release and limitation of indemnification obligations relating to certain third-party errors-and-omissions claims, and restructured the contractual relationship with the purchaser so that the parties' future interests as to third-party claims are more closely aligned. The Company will pay $14 million in cash, issue a five-year interest bearing note in the principal amount of $14 million and expects to pay a contingent obligation of $4.5 million. In the fourth quarter of 1994, the Company recorded a pre-tax charge of $32.5 million ($21.1 million after-tax, or $0.48 per share) associated with this settlement. Notwithstanding these settlements, the limitation of certain contract obligations and the restructuring of the parties' relationship, some of the Company's indemnification provisions under the 1987 agreement are still in effect. As a result, there remains the possibility of substantial exposure under the indemnification provisions of the 1987 agreement, although the Company, based on current facts and circumstances, believes the possibility of a material loss resulting from these exposures is remote.

    In November 1993, a class action suit was filed against the Company and two of its directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). On January 6, 1995, the plaintiff filed a second amended complaint which, among other things, dropped Mr. White as a defendant. The second amended complaint purports to assert claims on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to November 4, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in-progress. The second amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of the federal securities laws. The defendants have filed a motion to dismiss the second amended complaint. Management of the Company believes there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously dispute this claim. The Company currently believes that this action is covered by the Company's insurance program and

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

that the reasonably possible loss that might result, if any, would not be material to the Company's financial position or results of operations.

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

    Under the AIG Agreement, the Company has agreed to make certain payments to AIG pursuant to indemnifications given with respect to the Company's balance sheet as of March 31, 1994. Pursuant to an amendment to the AIG Agreement, dated November 10, 1994, the Company's potential exposures under the indemnification, individually or in the aggregate, was limited to $10 million. Pursuant to a second amendment, dated March 16, 1995, the indemnification was further limited to cover only tax payments and reserves in excess of recorded tax reserves as of March 31, 1994. As a result of this indemnification, the Company has classified $10 million of the proceeds from the issuance of the Series B Convertible Preferred Shares outside stockholders' equity until such time as the indemnification, if any, is satisfied or terminated.

15. BUSINESS SEGMENTS

    Segment information is provided for the Company's two reportable industry segments, Insurance Services and Human Resource Management Consulting.

    Insurance Services operations include risk management and insurance services, specialist insurance and reinsurance broking.

    Human Resource Management Consulting includes a variety of human resource management consulting services, including actuarial and benefit plan consulting services, flexible compensation consulting, communications and management consulting services and executive planning services, as well as human resource organizational analysis and planning.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following tables present information about the Company's operations by business segment and geographical areas for each of the three years in the period ended December 31, 1994:

                                                  OPERATING
                                   OPERATING        INCOME        IDENTIFIABLE     DEPRECIATION       CAPITAL
                                   REVENUES       (LOSS)(A)          ASSETS       & AMORTIZATION    EXPENDITURES
                                   ---------    --------------    ------------    --------------    ------------
BUSINESS SEGMENTS:

1994

Insurance services..............   $ 1,113.2        $(12.2)         $2,525.4          $ 44.7           $ 19.0
Human resource management
consulting......................       210.7         (19.1)            130.3             6.0              2.9
General corporate...............      --             (51.6)            290.0             0.5             (0.4)
                                   ---------        ------        ------------         -----            -----
                                   $ 1,323.9        $(82.9)         $2,945.7          $ 51.2           $ 21.5
                                   ---------        ------        ------------         -----            -----
                                   ---------        ------        ------------         -----            -----
1993

Insurance services..............   $ 1,128.6        $ 92.9          $2,544.1          $ 48.3           $ 21.0
Human resource management
consulting......................       213.0          (7.5)            121.4             5.6              4.0
General corporate...............      --             (33.1)            128.3             0.6              1.0
                                   ---------        ------        ------------         -----            -----
                                   $ 1,341.6        $ 52.3          $2,793.8          $ 54.5           $ 26.0
                                   ---------        ------        ------------         -----            -----
                                   ---------        ------        ------------         -----            -----
1992

Insurance services..............   $ 1,129.0        $ 86.1          $2,422.5          $ 52.9           $ 16.2
Human resource management
consulting......................       240.5          30.8             130.2             7.0              0.5
General corporate...............      --             (31.4)             56.9             0.6           --
                                   ---------        ------        ------------         -----            -----
                                   $ 1,369.5        $ 85.5          $2,609.6          $ 60.5           $ 16.7
                                   ---------        ------        ------------         -----            -----
                                   ---------        ------        ------------         -----            -----

------------

(a) The restructuring charge referred to in Note 3 of Notes to Financial Statement includes $56.3 million for insurance services, $8.3 million for human resource management consulting and $4.4 million for general corporate.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           OPERATING        OPERATING        IDENTIFIABLE
                                                            REVENUE     INCOME (LOSS)(A)        ASSETS
                                                           ---------    -----------------    ------------
GEOGRAPHICAL AREAS:

1994

United States...........................................   $   685.4         $ (78.8)          $  904.2
United Kingdom..........................................       312.5            19.4            1,065.8
Canada, principally Reed Stenhouse Cos. Ltd.............       118.9            10.0              191.0
Other countries.........................................       207.1            18.1              494.7
General corporate.......................................      --               (51.6)             290.0
                                                           ---------          ------         ------------
                                                           $ 1,323.9         $ (82.9)          $2,945.7
                                                           ---------          ------         ------------
                                                           ---------          ------         ------------
1993

United States...........................................   $   727.1         $ (11.8)          $1,029.2
United Kingdom..........................................       315.5            64.1              987.8
Canada, principally Reed Stenhouse Cos. Ltd.............       120.9            13.0              208.1
Other countries.........................................       178.1            20.1              440.4
General corporate.......................................      --               (33.1)             128.3
                                                           ---------          ------         ------------
                                                           $ 1,341.6         $  52.3           $2,793.8
                                                           ---------          ------         ------------
                                                           ---------          ------         ------------
1992

United States...........................................   $   731.1         $  17.4           $  960.8
United Kingdom..........................................       338.4            63.9              980.8
Canada, principally Reed Stenhouse Cos. Ltd.............       130.0            16.1              213.6
Other countries.........................................       170.0            19.5              397.5
General corporate.......................................      --               (31.4)              56.9
                                                           ---------          ------         ------------
                                                           $ 1,369.5         $  85.5           $2,609.6
                                                           ---------          ------         ------------
                                                           ---------          ------         ------------

------------

(a) The restructuring charges referred to in Note 3 of Notes to Financial Statements have been allocated to their respective geographical areas in 1994, including $31.8 million in the U.S., $21.9 million in the U.K., $4 million in Canada, $6.9 million in Other Countries and $4.4 million in general corporate.

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly operating results for 1994 and 1993 are summarized below (in millions, except per share data).

                                                                                  INCOME
                                                                                (LOSS) FROM      NET
                                                  OPERATING      OPERATING      CONTINUING     INCOME
                                                   REVENUE     INCOME (LOSS)    OPERATIONS     (LOSS)
                                                  ---------    -------------    -----------    -------
1994

1st............................................   $   323.0       $   5.2         $  (1.8)     $  (4.4)
2nd............................................       335.1          14.6             3.8         (2.2)(a)
3rd............................................       332.6           4.2             0.1        (20.8)(b)
4th............................................       333.2        (106.9)         (109.3)      (111.3)(c)
                                                  ---------    -------------    -----------    -------
      Year.....................................   $ 1,323.9       $ (82.9)        $(107.2)     $(138.7)
                                                  ---------    -------------    -----------    -------
                                                  ---------    -------------    -----------    -------
1993

1st............................................   $   324.8       $  18.9         $   9.9      $  13.2
2nd............................................       341.9          25.6            13.1         13.1
3rd............................................       327.1           0.2            (2.6)        (2.6)
4th............................................       347.8           7.6             3.2          3.2
                                                  ---------    -------------    -----------    -------
      Year.....................................   $ 1,341.6       $  52.3         $  23.6      $  26.9
                                                  ---------    -------------    -----------    -------
                                                  ---------    -------------    -----------    -------

                                                           PER SHARE OF COMMON STOCK:
                                          ------------------------------------------------------------
                                            INCOME
                                          (LOSS) FROM     NET
                                          CONTINUING     INCOME
                                          OPERATIONS     (LOSS)    DIVIDENDS          HIGH               LOW
                                          -----------    ------    ---------         ------            ------
1994

1st....................................     $  (.09)     $ (.15)     $ .25      $22  3/4           $17 1/4
2nd....................................         .04        (.10)(a)    .025      18  1/8            14
3rd....................................        (.11)       (.58)(b)    .025      20  7/8            16
4th....................................       (2.61)      (2.66)(c)    .025      21  1/2            18 1/2
                                          -----------    ------    ---------
      Year.............................     $ (2.79)(d)  $(3.51)(d)   $.325
                                          -----------    ------    ---------
                                          -----------    ------    ---------
1993

1st....................................     $   .22      $  .30      $ .25      $28  7/8           $24
2nd....................................         .26         .26        .25       28                 24 3/8
3rd....................................        (.11)       (.11)       .25       27  3/4            21 3/8
4th....................................         .03         .03        .25       21  3/4            17 5/8
                                          -----------    ------    ---------
      Year.............................     $   .40      $  .48      $1.00
                                          -----------    ------    ---------
                                          -----------    ------    ---------

------------

(a) Includes a charge of $6 million, or $.14 per share, relating to the Company's discontinued operations (see Note 6 of Notes to Financial Statements).

(b) Includes a loss from discontinued operations of $20.9 million, or $.47 per share, relating to an agreement in principle to resolve certain indemnity obligations to Sphere Drake (see Note 6 of Notes to Financial Statements).

(c) Includes charges of $163.6 million ($106.6 million after-tax or $2.43 per share) for restructuring, contingency settlements and other reserves.

(d) Full year earnings per share amounts do not equal the sum of the quarterly amounts due to changes in weighted average shares during the periods.

                                                                     SCHEDULE II

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

              COLUMN A                   COLUMN B              COLUMN C                COLUMN D       COLUMN E
-------------------------------------   ----------    --------------------------    --------------    --------
                                                              ADDITIONS
                                                      --------------------------

                                        BALANCE AT    CHARGED TO     CHARGED TO                       BALANCE
                                        BEGINNING     COSTS AND        OTHER                           AT END
   DESCRIPTION                           OF YEAR       EXPENSES     ACCOUNTS (1)    DEDUCTIONS (2)    OF YEAR
-------------------------------------   ----------    ----------    ------------    --------------    --------
Allowance for doubtful accounts
 receivable:

  Year Ended December 31, 1992 (3)...    $ 24,408       $5,424        $ (5,081)         $2,632        $22,119
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------
  Year Ended December 31, 1993.......    $ 22,119       $3,793        $ (2,019)         $3,566        $20,327
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------
  Year Ended December 31, 1994.......    $ 20,327       $7,880        $ (1,279)         $3,203        $23,725
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------

------------

NOTES:

(1) Recoveries and adjustments for foreign currency translation.

(2) Writeoffs of receivables which are not recoverable.

(3) Restated to reflect acquisition of Clay & Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the twenty-four months ended December 31, 1994 and 1993 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditors.

--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item as to directors is included under the caption "Nominees for Election" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders (The "1995 Proxy Statement") and is incorporated herein by reference. Information required by this item is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement and is incorporated herein by reference.

    The following sets forth information with respect to current executive officers of the Company:

    FRANK G. ZARB, 60, has served as chairman of the board, chief executive officer and president of the Company since June 1994. From November 1993 until joining the Company, he served as vice chairman and group chief executive officer of The Travelers Inc. He was chairman and chief executive officer of Smith Barney Inc. and Smith Barney, Harris Upham & Co. Incorporated from November 1988 to June 1993, and president of such corporations from June 1989 to June 1993. From 1978 to 1988, he was a general partner at Lazard Freres & Co. (an investment banking firm). Previously, he served in the United States Government as Administrator for the Federal Energy Administration from 1974 to 1977; Assistant to the President of the United States for Energy Affairs from 1975 to 1977; Associate Director of the United States Office of Management and Budget from 1973 to 1974; and United States Assistant Secretary of Labor from 1971 to 1972. Mr. Zarb has been a director of the Company since June 1994.

    LAWRENCE E. BURK, 53, has served as chairman and chief executive officer of Alexander & Alexander Inc. ("A&A Inc."), the Company's U.S. retail broking and consulting subsidiary since November 1993. Since joining the Company in 1970, he has held various senior management positions for the Company's retail broking operations, including global business development director, January 1991 to October 1993, and U.S. eastern regional director, May 1989 to January 1991.

    ELLIOT S. COOPERSTONE, 33, has served as a senior vice president and chief administrator officer of the Company since August 1994. In January 1995, he was appointed executive vice president and chief operating officer of A&A Inc. From 1993 until joining the Company, he was assistant to the vice chairman of The Travelers Inc. From 1992 to 1993 he was director of strategic planning for The Walt Disney Company and from 1988 to 1992 he held various positions at The Boston Consulting Group Inc., including consultant and manager.

    KENNETH J. DAVIS, 52, has served as chief executive officer of Alexander & Alexander Europe, the Company's U.K. and European retail broking subsidiary since 1993. Mr. Davis joined Alexander Stenhouse UK Ltd., a U.K. subsidiary of Reed Stenhouse Ltd. which merged with the Company in 1985, in 1961 and held various executive management positions, including managing director and chief operating officer.

    JAMES S. HORRICK, 54, has served as president and chief executive officer of A&A/Reed Stenhouse Companies Limited and A&A/Reed Stenhouse Limited, the Company's retail broking subsidiary in Canada, since January 1989 and January 1988, respectively. Since August 1994, Mr. Horrick has also had management responsibility for the Company's Latin America/Caribbean regions. He has served in various executive management and operating positions for Reed Stenhouse Limited and its predecessor entities since 1966.

    RONALD A. ILES, 59, has served as chairman of Alexander & Alexander Services U.K. plc, the parent of the Company's European operations and as a senior vice president of the Company since 1993 and 1985, respectively. In January 1995, Mr. Iles was appointed chairman of Alexander Howden Group Ltd. ("AHG"), a new entity formed from the merger of the Company's specialist and reinsurance broking operations. Since joining the predecessor entity of Alexander Howden Reinsurance Brokers in 1957, Mr. Iles has held various executive management positions, including chairman from 1981 to December 1994. He has been a director of the Company since January 1995.

    R. ALAN KERSHAW, 47, has served as vice president and treasurer of the Company since June 1989. He joined the Company in 1986 and served as assistant treasurer-international. Prior to joining the Company, Mr. Kershaw held various financial management positions with Kuwait Petroleum International and Gulf Oil Corporation.

    EDWARD F. KOSNIK, 50, has served as executive vice president and chief financial officer of the Company since August 1994. He was chairman of the board, president and chief executive officer of JWP, Inc., a global service company, April 1993 until February 1994 and executive vice president and chief financial officer of such corporation from December 1992 until April 1993. From 1987 until 1992 he was president and chief executive officer of Sprague Technologies Inc., a worldwide manufacturer of electronic components. He has been a director of the Company since March 1995.

    DENNIS L. MAHONEY, 44, has served as deputy chairman of AHG since January 1995 and is responsible for management of the Company's worldwide specialist broking operations. He has held various executive management positions, including chairman of Alexander Howden Intermediaries, since joining the Company in 1984 as chairman of Alexander Howden Limited.

    DAN R. OSTERHOUT, 44, has served as a senior vice president of the Company since January 1988, with responsibility for management of the Company's underwriting exposures. In January 1995, he was appointed chief executive officer and president of Alexander Howden North America, Inc., the Company's U.S. wholesale broking subsidiary. In March 1994, he was appointed chairman and chief executive officer of Alexander Underwriting Services, a new business unit offering administration of run-off insurance and reinsurance companies and intermediaries. From September 1991 to December 1993, he also served in various executive positions with A&A Inc., including president and chief operating officer. He has held various other financial and management positions since joining the Company in 1970.

    DONALD L. SEELEY, 51, has served as a senior vice president of the Company since May 1992 and as chief executive officer of the Alexander Consulting Group Inc., the Company's human resource management subsidiary, since October 1993. From September 1988 to September 1993 he was responsible for the management of the Company's treasury, tax, strategic planning and corporate secretary functions, having served as vice president from September 1988 to April 1992. From 1982 until joining the Company, he was the treasurer of United Airlines and of G.D. Searle & Company.

    ALBERT A. SKWIERTZ, JR., 49, has served as a vice president and general counsel of the Company since August 1994. From April 1991 to August 1994 he served as associate general counsel for the Company. Mr. Skwiertz originally joined the Company in August 1977 and held various positions in the legal department including vice president and assistant general counsel until April 1986 when he left the Company to become vice president and general counsel of The Crump Companies, a position he held until October 1986 when he joined Sedgwick James & Co. Mr. Skwiertz served as senior vice president and general counsel of Sedgwick James & Co. until he returned to the Company in April 1991.

    RICHARD P. SNEEDER, JR., 45, has served as controller of the Company since October 1994. He joined the Company in 1985 as assistant controller and was responsible for financial consolidation, external financial reporting and other general accounting. From 1976 until joining the Company, he held various positions with Continental Financial Services Corporation, including assistant vice president and assistant controller.

    ALAN E. WILLIAMS, 47, has served as chairman of the marine & aviation division of AHG since January 1995. He has held various executive management positions with the marine and reinsurance divisions of the Company, including chief executive of the marine division and deputy chairman of Alexander Howden Reinsurance Brokers Ltd. Mr. Williams joined the Company in 1970.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    Information included under the caption "Executive Compensation" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information included under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors, Director Nominees and Executive Officers" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information included under the caption "Certain Transactions" in the 1995 Proxy Statement is incorporated herein by reference.
--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) see Item 8. Financial Statements and Supplementary Data

(a)(3) Exhibits:

3.1      --Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1991).
3.2      --Articles of Amendment, dated July 15, 1994, to the Articles of Incorporation of the Company (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).
3.3      --Articles Supplementary of the Company, dated March 18, 1993 relating to the $3.625
           Series A Convertible Preferred Stock (incorporated herein by reference to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1992).
3.4      --Articles Supplementary of the Company, dated July 15, 1994 relating to the 8%
           Series B Cumulative Convertible Preferred Stock (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).
3.5      --Articles Supplementary of the Company, dated July 15, 1994 relating to the Series
           A Junior Participating Preferred Stock (incorporated herein by reference to the
           Company's Report on Form 10-Q for the quarter ended June 30, 1994).
3.6      --Amended and Restated Bylaws of the Company, dated as of January 14, 1994
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
3.7      --Amendment No. 1 to By-Laws of the Company, dated March 21, 1995.

4.1      --Indenture, dated as of February 1, 1982, between the Company and Morgan Guaranty
           Trust Company of New York, as Trustee, establishing the Company's 11% Convertible
           Subordinated Debentures due 2007 (incorporated herein by reference to Amendment
           No. 1 to Registration Statement on Form S-7, Registration No. 2-74794 filed with the Commission on November 10, 1981).
4.2      --Rights Agreement dated as of June 11, 1987, amended and restated as of March 27,
           1990, between the Company and First Chicago Trust Company of New York, formerly
           Morgan Shareholder Services Trust Company, as Rights Agent (incorporated herein by reference to the Company's Registration Statement on Form 8-A filed with the
           Commission on June 19, 1987, as amended by Amendment No. 1 on Form 8 filed on
           March 28, 1990, Amendment No. 2 on Form 8 filed on April 23, 1992, Amendment No. 3 on Form 8-A/A filed on December 1, 1993 and Amendment No. 4 on Form 8-A/A filed on
           July 15, 1994.
4.3      --Form of Trust Agreement dated as of June 11, 1987, amended and restated as of
           March 28, 1990, between the Company and Montreal Trust Company of Canada, as successor to The Canada Trust Company (incorporated herein by reference to
           Registration Statement on Form 8-A filed with the Commission on June 19, 1987 as amended by Amendment No. 1 on Form 8 filed on March 28, 1990).
4.4      --Employment Agreement between Frank G. Zarb and the Company, dated as of June 16,
           1994 (see Exhibit 10.17 hereof)
         The Company hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to long-term debt of the Company or its subsidiaries.
10.1*    --The Company's 1988 Long Term Incentive Compensation Plan, as amended (the "1988
           Plan") and U.K. Executive Share Option Scheme under the 1988 Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8
           Registration No. 33-60054 filed with the Commission on March 26, 1993 and the
           Company's Registration Statement on Form S-8 Registration No. 33-60054 filed with the Commission on March 31, 1995.
10.2*    --1993 Option plan of Alexander & Alexander B.V. under the 1988 Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).
10.3*    --Form of the Company's 1988 Plan Stock Option Award Agreement, as amended and restated (incorporated herein by reference to the Company's Annual Report on Form
           10-K for the year ended December 31, 1990).
10.4*    --Form of the Company's 1988 Plan Restricted Stock Award Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1990).
10.5*    --Form of the Company's 1988 Plan Other Stock Based Award Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1990).
10.6*    --Form of the Company's 1988 Plan Performance Share/Unit Award Agreement
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.7*    --The Company's 1982 Key Employee Stock Option Plan, as amended (the "1982 Plan")
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987), as amended by resolutions of the Board of
           Directors of the Company, dated September 22, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
           31, 1988); and U.K. Executive Share Option Scheme within the 1982 Plan, as amended
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

10.8*    --Form of the Company's 1982 Plan Stock Option Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
           31, 1990).
10.9*    --Form of the Company's 1982 Plan Limited Stock Appreciation Rights Agreement
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
10.10*   --Alexander & Alexander Services Inc. and Subsidiaries Supplemental Executive
           Retirement Plan for Senior Management, amended and restated as of January 1, 1989
           (the "SERP") (incorporated herein by reference to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1989).
10.11*   --Resolution of the Compensation and Benefits Committee of the Company, dated
           December 8, 1988, amending the benefits of Tinsley H. Irvin under the SERP
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
10.12*   --Alexander & Alexander U.K. Pension Scheme (formerly, Alexander Stenhouse Pension
           Scheme) and Alexander & Alexander U.K. Voluntary Equity Scheme (formerly Alexander
           Stenhouse Voluntary Equity Scheme) (incorporated herein by reference to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1985).
10.13*   --Amendment to Alexander & Alexander U.K. Pension Scheme, effective as of February
           1, 1991 (incorporated herein by reference to the Company's Annual Report on Form
           10-K for the year ended December 31, 1991).
10.14*   --The Company's Senior Executive Severance Plan, effective January 1, 1989
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988), as amended by resolutions of the Compensation and Benefits Committee of the Company, dated November 16, 1989, adopting Option C to the Company's Senior Executive Severance Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
10.15*   --Form of Termination Protection Agreement, effective as of July 1, 1989, amending
           Exhibit D to Exhibit 10.8 (incorporated herein by reference to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1989).
10.16*   --Non-Employee Director Deferred Compensation Plan, effective as of January 1, 1995
           (incorporated herein by reference to the Company's Report on Form 8-K filed with the Commission on March 15, 1995).
10.17*   --Employment Agreement between Frank G. Zarb and the Company, dated as of June 16,
           1994.
10.18*   --Restorative Stock Award Agreement between Frank G. Zarb and the Company, dated as of June 16, 1994.
10.19    --Stock Award Agreement between Frank G. Zarb and the Company, dated as of February
           15, 1995.
10.20*   --Contingent Agreement between Ronald A. Iles and the Company, dated January 5, 1988
           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
10.21*   --Employment Agreement between Dennis L. Mahoney and Alexander Howden Limited, dated
           October 1990.
10.22*   --Employment Agreement between Kenneth J. Davis and Reed Stenhouse & Partners
           Limited, dated June 23, 1982.
10.23*   --Employment Agreement among James S. Horrick and Reed Stenhouse Limited and Reed
           Stenhouse Companies Limited, dated August 29, 1990.
10.24*   --Transition Employment, Retirement and Consulting Agreement between Tinsley H.
           Irvin and the Company, dated March 16, 1994. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.25*   --Employment Agreement between Michael K. White and the Company effective as of June
           1, 1990 together with amendment dated October 1, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
           31, 1990).
10.26*   --Consulting Agreement between William M. Wilson and Alexander & Alexander Services
           U.K. plc, dated as of March 18, 1993 (incorporated herein by reference to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1992).
10.27    --Agreement and related documents entered into in connection with the settlement of
           Mutual Fire and related disputes: (i) Settlement Agreement, dated March 27, 1995, between Linda S. Kaiser, Insurance Commissioner of the Commonwealth Court of
           Pennsylvania in her capacity as Rehabilitator of Mutual Fire ("Rehabilitator") and
           the Company, Alexander & Alexander Inc., ("A&A Inc."), Shand Morahan & Company,
           Evanston Insurance Company and Insurance Company of Evanston (the "Settlement
           Agreement"), (ii) Escrow Agreement, dated March 27, 1995 between the
           Rehabilitator, on behalf of the estate of Mutual Fire, Mutual Fire and its policyholders and creditors, and the Company and A&A Inc; (iii) Promissory Note of
           the Company and A&A Inc. in the fixed principal amount of $34,655,000 payable to
           Mutual Fire; (iv) Promissory Note of the Company and A&A Inc. in the fixed principal amount of $345,000 payable to Miller, Alfano & Raspanti, P.C., counsel to the Rehabilitator; (v) Notice of Motion of the Rehabilitator for the approval of the Settlement Agreement filed with the Commonwealth Court of Pennsylvania on
           March 27, 1995; (vi) Form of Order of Approval of the Settlement Agreement; (vii)
           Motion of the Rehabilitator for approval of the Settlement Agreement filed with the Commonwealth Court of Pennsylvania on March 27, 1995; and (viii) Stipulation and Order by and among Miller, Alfano & Rasponti, counsel for the Rehabilitator,
           Morgan, Lewis & Bockius, counsel for the Company and A&A Inc. and Kittredge,
           Donley, Elson, Fullem & Embick, counsel for Shand Morahan & Co.
10.28    --Agreement relating to the Company's indemnification in connection with the sale of
           Shand Morahan & Co. by the Company: (i) Stock Purchase Agreement, dated as of
           October 7, 1987 by and between F-M Acquisition Corporation and Alexander &
           Alexander Inc. (including certain exhibits thereto); (ii) Amendment No. 1 to the
           Stock Purchase Agreement, dated as of February 15, 1989 between F-M Acquisition
           Corporation and Alexander & Alexander Inc.; (iii) Waiver and Consent, dated
           December 18, 1990, by Alexander & Alexander Inc. to a merger of F-M Acquisition
           Corporation with Shand/Evanston Group, Inc.; (iv) Confirmation and Assumption
           Agreement, dated as of December 18, 1990, by Shand/Evanston Group for the benefit of Alexander & Alexander Inc.; and (v) Letter Agreement, dated December 18, 1990 among Alexander & Alexander Inc., F-M Acquisition Corporation, Shand/Evanston
           Group, Inc. and Markel Corporation (incorporated herein by reference to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1993).
10.29    --Agreement and related documents entered into in connection with the resolution of certain indemnity obligations arising out of the Company's sale of Shand Morahan &
           Co.; (i) Settlement Agreement No. 3 dated as of January 27th, 1995 (the
           "Settlement Agreement") among Alexander & Alexander Inc., ("A&A Inc."), the
           Company as guarantor and Shand/Evanston Group, Inc. ("Shand/Evanston Group"),
           Evanston Insurance Company ("EIC") and Markel Corporation ("Markel"), as
           guarantor; (ii) Promissory Note of A&A Inc. guaranteed by the Company in the fixed principal amount of $14 million payable to EIC; (iii) Contingent Promissory Note of A&A Inc. guaranteed by the Company in the fixed principal amount of $4 million payable to EIC; (iv) Contingent Promissory Note of A&A Inc. guaranteed by the
           Company in the fixed principal amount of $1.75 million payable to EIC; (v)
           Contingent Promissory Note of Shand/Evanston Group guaranteed by Markel in the fixed principal amount of $1.25 million payable to A&A Inc.; (vi) Letter, dated
           January 27, 1995 from Shand/Evanston to A&A Inc. relating to the indemnification provisions contained in section 8.1 of the Purchase Agreement; (vii) Letter, dated
           January 27, 1995 from Debevoise & Plimpton, counsel to the Company and A&A Inc. to
           Greg Nevers, counsel for Markel relating to paragraph 2 of Appendix B to the
           Settlement

           Agreement (incorporated herein by reference to the Company's Report on Form 8-K, dated March 15, 1995.)
10.30    --Agreement relating to the Company's indemnification in connection with the sale of
           Sphere Drake Insurance Group plc: Share Purchase Agreement between Sphere Drake
           Acquisitions (U.K.) Limited and Alexander Stenhouse & Partners Ltd., dated as of
           October 9, 1987, including all exhibits and schedules thereto (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).
10.31    --Agreements relating to the Company's acquisition of reinsurance protection for
           Sphere Drake-Related exposures: (i) Letter Agreement, dated July 1, 1994, between
           Centre Reinsurance (Bermuda) Limited ("Centre Re") and Alexander Stenhouse &
           Partners Limited, having attached thereto a Binder of Reinsurance; (ii) Letter
           Agreement, dated July 1, 1994, between Centre Re and Atlanta International
           Insurance Company, American Special Risk Insurance Company and Trent Insurance
           Company Limited, having attached thereto a Binder of Reinsurance; (iii) Letter
           Agreement, dated July 1, 1994, between the Company and Centre Re; and (iv) Letter
           Agreement, dated June 30, 1994, between American International Group, Inc. and the
           Company. (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1994.)
10.32    --Supplemental Trust Deed (providing for settlement (inter alia) of Loan Note Debt and Adjustment Debt), dated December 8, 1994 among Sphere Drake Acquisition (U.K.)
           Limited, Alexander Stenhouse & Partners Limited and S.D. Securities Limited
           (incorporated herein by reference to the Company's Report on Form 8-K, dated March
           15, 1995.)
10.33    --Stock Purchase and Sale Agreement, dated as of June 6, 1994, between the Company and American International Group, Inc. ("AIG") (incorporated herein by reference to the Company's Proxy Statement for the Special Meeting of Stockholders held on
           July 15, 1994 filed with the Commission on June 27, 1994).
10.34    --Amendment No. 1, dated as of November 10, 1994 to the Stock Purchase and Sale
           Agreement between the Company and AIG (incorporated herein by reference to the
           Company's Report on Form 10-Q for the quarter ended September 30, 1994.)
10.35    --Amendment No. 2, dated March 16, 1995, to the Stock Purchase and Sale Agreement
           between the Company and AIG.
10.36    --Registration Rights Agreement, dated as of July 15, 1994, among the Company and each of the purchasers listed on the signature page thereto. (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30,
           1994.)
10.37    --Sale and Purchase Agreement, dated as of November 30, 1993 among the Company and certain selling stockholders listed on the signature page thereto (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed with the Commission on August 16, 1994).
10.38    --Registration Rights Agreement, dated November 30, 1993, among the Company and certain selling stockholders listed on the signature page thereto. (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed with the Commission on August 16, 1994.)
21.0     --Subsidiaries of the Registrant.
23.0     --Independent Auditors' Consent.
27.0     --Financial Data Schedule.

    (b) Reports on Form 8-K:

In a report filed on Form 8-K, dated March 15, 1995, the Company reported certain recent events under Item 5. "Other Events".

In a report filed on Form 8-K, dated March 28, 1995, the Company reported certain recent events under Item 5. "Other Events".
------------

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1995.

                                  ALEXANDER & ALEXANDER SERVICES INC.

                                  By: /s/ FRANK G. ZARB           March 31, 1995
                                     -------------------------------------------
                                     FRANK G. ZARB                          DATE
                                     Chairman of the Board,
                                     Chief Executive Officer, President and
                                     Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 31st day of March, 1995 and each of the undersigned persons, in any capacity, hereby severally constitutes Frank G. Zarb and Edward F. Kosnik and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

/s/ FRANK G. ZARB             March 31, 1995   /s/ GERALD R. FORD            March 31, 1995
--------------------------------------------   --------------------------------------------
FRANK G. ZARB                           DATE   GERALD R. FORD                          DATE
Chairman of the Board,                         Director
Chief Executive Officer, President and
Director

/s/ EDWARD F. KOSNIK          March 31, 1995   /s/ PETER C. GODSOE           March 31, 1995
--------------------------------------------   --------------------------------------------
EDWARD F. KOSNIK                        DATE   PETER C. GODSOE                         DATE
Director, Executive Vice President and         Director
Chief Financial Officer

/s/ RICHARD P. SNEEDER, JR.   March 31, 1995   /s/ ANGUS M.M. GROSSART       March 31, 1995
--------------------------------------------   --------------------------------------------
RICHARD P. SNEEDER, JR.                 DATE   ANGUS M.M. GROSSART                     DATE
Controller                                     Director

/s/ KENNETH BLACK, JR.        March 31, 1995   /s/ MAURICE H. HARTIGAN       March 31, 1995
--------------------------------------------   --------------------------------------------
KENNETH BLACK, JR.                      DATE   MAURICE H. HARTIGAN                     DATE
Director                                       Director

/s/ JOHN A. BOGARDUS, JR.     March 31, 1995   /s/ JAMES B. HURLOCK          March 31, 1995
--------------------------------------------   --------------------------------------------
JOHN A. BOGARDUS, JR.                   DATE   JAMES B. HURLOCK                        DATE
Director                                       Director

/s/ ROBERT E. BONI            March 31, 1995   /s/ RONALD A. ILES            March 31, 1995
--------------------------------------------   --------------------------------------------
ROBERT E. BONI                          DATE   RONALD A. ILES                          DATE
Director                                       Director

/s/ W. PETER COOKE            March 31, 1995   /s/ VINCENT R. MCLEAN         March 31, 1995
--------------------------------------------   --------------------------------------------
W. PETER COOKE                          DATE   VINCENT R. MCLEAN                       DATE
Director                                       Director

/s/ E. GERALD CORRIGAN        March 31, 1995   /s/ JAMES D. ROBINSON, III    March 31, 1995
--------------------------------------------   --------------------------------------------
E. GERALD CORRIGAN                      DATE   JAMES D. ROBINSON, III                  DATE
Director                                       Director

/s/ JOSEPH L. DIONNE          March 31, 1995   /s/ WILLIAM M. WILSON         March 31, 1995
--------------------------------------------   --------------------------------------------
JOSEPH L. DIONNE                        DATE   WILLIAM M. WILSON                       DATE
Director                                       Director


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                    EXHIBITS
                                       TO
                                   FORM 10-K
                             ANNUAL REPORT PURSUANT
                             TO SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1994
                              -------------------
                          COMMISSIONS FILE NO. 1-8282
                              -------------------
                      ALEXANDER & ALEXANDER SERVICES INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ALEXANDER & ALEXANDER SERVICES INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                               INDEX TO EXHIBITS

    Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of these Exhibits see Item 14 hereof. The following exhibits are being filed herewith:

EXHIBIT                                                                                 PAGE NO.
-------                                                                                 --------

  3.7     Amendment No. 1 to By-Laws of the Company, dated March 21, 1995............

 10.17*   Employment Agreement between Frank G. Zarb and the Company, dated as of
          June 16, 1994..............................................................

 10.18*   Restorative Stock Award Agreement between Frank G. Zarb and the Company, dated as of June 16, 1994..................................................

 10.19    Stock Award Agreement between Frank G. Zarb and the Company, dated as of
          February 15, 1995..........................................................

 10.21*   Employment Agreement between Dennis L. Mahoney and Alexander Howden
          Limited, dated October 1990................................................

 10.22*   Employment Agreement between Kenneth J. Davis and Reed Stenhouse & Partners
          Limited, dated June 23, 1982...............................................

 10.23*   Employment Agreement among James S. Horrick and Reed Stenhouse Limited and
          Reed Stenhouse Companies Limited, dated August 29, 1990....................

 10.27    Agreement and related documents entered into in connection with the settlement of Mutual Fire and related disputes: (i) Settlement Agreement, dated March 27, 1995, between Linda S. Kaiser, Insurance Commissioner of the Commonwealth Court of Pennsylvania in her capacity as Rehabilitator of Mutual Fire ("Rehabilitator") and the Company, Alexander & Alexander
            Inc., ("A&A Inc."), Shand Morahan & Company, Evanston Insurance Company
            and Insurance Company of Evanston (the "Settlement Agreement"), (ii)
            Escrow Agreement, dated March 27, 1995 between the Rehabilitator, on behalf of the estate of Mutual Fire, Mutual Fire and its policyholders and creditors, and the Company and A&A Inc; (iii) Promissory Note of the
            Company and A&A Inc. in the fixed principal amount of $34,655,000 payable to Mutual Fire; (iv) Promissory Note of the Company and A&A Inc. in the
            fixed principal amount of $345,000 payable to Miller, Alfano & Raspanti,
            P.C., counsel to the Rehabilitator; (v) Notice of Motion of the
            Rehabilitator for the approval of the Settlement Agreement filed with the
            Commonwealth Court of Pennsylvania on March 27, 1995; (vi) Form of Order
            of Approval of the Settlement Agreement; (vii) Motion of the
            Rehabilitator for approval of the Settlement Agreement filed with the
            Commonwealth Court of Pennsylvania on March 27, 1995; and (viii)
            Stipulation and order by and among Miller, Alfano & Rasponti, counsel for the Rehabilitator, Morgan, Lewis & Bockius, counsel for the Company and
            A&A Inc. and Kittredge, Donley, Elson, Fullem & Embick, counsel for Shand
            Morahan & Co.............................................................

 10.35    Amendment No. 2, dated March 16, 1995, to the Stock Purchase and Sale
          Agreement between the Company and AIG......................................

 21.0     Subsidiaries of the Registrant.............................................

 23.0     Independent Auditors' Consent..............................................

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

    We consent to the incorporation by reference in Alexander & Alexander Services Inc. Registration Statement Nos. 2-98915 and 33-10440 on Form S-4; Registration Statement Nos. 33-5316 and 33-55081 on Form S-3; Registration Statement Nos. 2-68206, 2-94427, 33-16608, 2-86820, 33-16609, 33-8152, 33-25580
and 33-60054 on Form S-8; and Registration Statement Nos. 2-97056, 2-97057 and 2-97734 on Form S-14 of our report dated February 15, 1995 (February 28, March 16 and 27, 1995 with respect to certain information in Notes 2, 5, 8 and 14) appearing in the Form 10-K of Alexander & Alexander Services Inc. for the year ended December 31, 1994.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
March 31, 1995