Form 10-K/A
period 1994-12-31
ALEXANDER & ALEXANDER SERVICES INC
filed 1995-04-05
CIK 3449

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR PERIOD ENDED DECEMBER 31, 1994
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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----

                                           PART II.

Item 3.    Legal Proceedings...........................................................     1

Item 7.    Management's Discussion and Analysis........................................     2

Item 8.    Consolidated Financial Statements and Supplementary Data....................    17

                                           PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    59

SIGNATURES.............................................................................    60

INDEX TO EXHIBITS......................................................................    61

ITEM 3. LEGAL PROCEEDINGS

    Information previously submitted under this Item 3 is substituted in its entirety with the following information:

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

    In addition to the afore-referenced legal proceedings:

    In November 1993, a class action suit was filed against the Company and two of its directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). On January 6, 1995, the plaintiff filed a second amended complaint which, among other things, dropped Mr. White as a defendant. The second amended complaint purports to assert claims on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to November 4, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in progress. The second amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The defendants have filed a motion to dismiss the second amended complaint. Management of the Company believes there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously dispute this claim. The Company currently believes that this action is covered by the Company's insurance program and that the reasonably possible loss that might result, if any, would not be material to the Company's financial position or results of operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

    Information previously submitted under this Item 7 is submitted in its entirety with the following information:

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

Discontinued Operations

    . In July 1994, the Company entered into an insurance-based financing contract (finite risk contract) with Centre Reinsurance (Bermuda) Limited (reinsurance company) that affords protection for certain long-tailed exposures included in the Company's discontinued operations. The contract provided for a payment of $80 million by the Company ($50 million of which was subsequently borrowed from the reinsurance company) and for payment by the Company of the first $73 million of claims. The Company recorded a $6 million charge in 1994 representing the amount of the payment that exceeded the recoverable portion of existing reserves.

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

    Overall comparable operating expenses are expected to decline in 1995 resulting from implementing the plan of restructuring and other expense initiatives, including employee benefit cost reductions, stringent travel and entertainment policies, elimination of certain employee perquisites and the consolidation of vendor and supply management. The Company has estimated that approximately $100 million of expense savings will be realized from these efforts; however, approximately one-half of such savings will be offset by investments in new technology, products and personnel to support revenue growth as well as normal inflationary increases.

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

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. During 1994, the Company entered into an increased notional amount of interest rate swaps and forward rate agreements in order to maintain and extend for a period of time the increase in interest rates experienced during 1994. These interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $0.2 million in 1994, $2.2 million in 1993 and $3.4 million in 1992. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Notes to Financial Statements.

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

Special Charges

    In the fourth quarter of 1994, the Company recorded pre-tax special charges of $69.7 million ($45.3 million after-tax, or $1.03 per share). These charges, which are reflected in non-operating results, include a $32.5 million settlement in January 1995 which resolved certain indemnification obligations relating to the 1987 sale of Shand and a $37.2 million increase to the Company's pre-existing reserves, based on settlement discussions which led to a March 1995 settlement agreement, which is subject to court approval, relating to lawsuits and other disputes brought against the Company and others by the rehabilitator of Mutual Fire. The resolution of these contingencies reflected management's view, based upon discussion with the respective counterparties in the latter part of the fourth quarter of 1994, that negotiated settlements would be more cost-effective than protracted litigation. For further information relating to these matters, see Note 14 of Notes to Financial Statements.

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

Operating Activities

    The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains on sales of business and, in 1994, restructuring and other special charges as well as changes in working capital balances. In addition, the net cash flows relating to discontinued operations are included. In 1994, the Company's operating activities provided $63.4 million of operating funds.

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

    In 1994, the Company made an $80 million payment to a reinsurance company for the finite risk contract relating to discontinued operations previously discussed. On July 1, 1994, Alexander & Alexander Services Inc. borrowed $50 million from the reinsurance company that executed the finite risk contract. The note is payable in five equal annual installments, commencing July 1, 1997 and bears interest at a rate of 9.45 percent. If Alexander & Alexander Services Inc. defaults on the borrowing, the reinsurance company may utilize the Alexander & Alexander Services Inc. note to settle claims under the finite risk contract.

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

    The Company believes that cash flow from operations, along with current cash balances, supplemented by the proceeds from the Series B Convertible Preferred Shares and asset sales, will be sufficient to fund working capital as well as all other obligations on a timely basis. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information previously submitted under this Item 8 is substituted in its entirety with the following information.

ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                                         PAGE
                                                                                         ----

Report of Management..................................................................    18

Independent Auditors' Report..........................................................    19

Consolidated Statements of Operations for each of the three years in the period ended
December 31, 1994.....................................................................    20

Consolidated Balance Sheets, December 31, 1994 and 1993...............................    21

Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 1994.....................................................................    23

Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended December 31, 1994......................................................    25

Notes to Financial Statements, including unaudited quarterly financial data...........    27

Schedule II--Valuation and Qualifying Accounts........................................    58

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

    Deloitte & Touche LLP has been engaged, with the approval of the Company's stockholders, as the independent auditors to audit the financial statements of the Company and to express an opinion thereon. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the financial statements present fairly, in all material respects, the Company's financial position, cash flows and results of operations. Their report is set forth on Page 19. The Audit Committee of the board of directors is composed of four directors, none of whom is an employee of the Company. It assists the board in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, reporting and control practices. It is responsible for recommending to the board of directors the independent auditors to be employed for the coming year. The Audit Committee meets periodically with management, internal auditors and the independent auditors to review internal accounting controls, auditing and financial reporting matters. The independent auditors and the internal auditors have unrestricted access to the Audit Committee.

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

                       See Notes to Financial Statements.

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                    1994       1993       1992
                                                                   -------    -------    -------
CASH PROVIDED (USED) BY:
OPERATING ACTIVITIES:
Income (loss) from continuing operations........................   $(107.2)   $  23.6    $  57.1
Adjustments to reconcile to net cash provided (used) by
  operating activities:
  Depreciation and amortization.................................      51.2       54.5       60.5
  Deferred income taxes.........................................     (75.5)     (27.5)      (2.9)
  Gains on disposition of subsidiaries and other assets.........     (20.2)      (3.9)     (43.8)
  Restructuring charges, net of cash payments...................      62.1      --          13.9
  Special charges...............................................      69.7      --          16.5
  Other.........................................................      14.2       13.4       10.1
Changes in assets and liabilities (net of effects from
  acquisitions and dispositions):
  Net fiduciary cash and cash equivalents and short-term
investments.....................................................     105.8      (46.0)    (101.5)
  Premiums and fees receivable..................................       9.0      (69.3)    (160.0)
  Other current assets..........................................      16.0      (15.8)      22.2
  Other assets..................................................       9.2      (11.9)      26.4
  Premiums payable to insurance companies.......................     (70.8)      74.6      247.9
  Other accrued expenses........................................       3.7        8.0      (58.3)
  Other long-term liabilities...................................      (2.6)      12.8       (6.3)
Discontinued operations (net)...................................       1.4      (11.9)     (13.1)
Cumulative effect of change in accounting.......................      (2.6)       3.3      --
                                                                   -------    -------    -------
      Net cash provided by operating activities.................      63.4        3.9       68.7
                                                                   -------    -------    -------
INVESTING ACTIVITIES:
  Net purchases of property and equipment.......................     (21.5)     (26.0)     (16.7)
  Purchases of businesses.......................................      (4.7)     (21.0)      (5.7)
  Proceeds from sales of subsidiaries and other assets..........       4.1        9.6       61.1
  Purchases of operating investments............................     (79.2)     (61.7)     (28.0)
  Sales/maturities of operating investments.....................       9.0       68.3       38.2
                                                                   -------    -------    -------
      Net cash provided (used) by investing activities..........     (92.3)     (30.8)      48.9
                                                                   -------    -------    -------

                                 --continued--

               ALEXANDER & ALEXANDER SERVICES INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                    1994       1993       1992
                                                                   -------    -------    -------
FINANCING ACTIVITIES:
  Cash dividends................................................   $ (22.6)   $ (47.9)   $ (40.9)
  Proceeds from issuance of short-term debt.....................       9.0       18.7       81.2
  Payments of short-term debt...................................     (24.8)      (1.5)    (122.7)
  Proceeds from issuance of long-term debt......................      51.8       19.4       29.6
  Payment for a finite risk contract............................     (80.0)     --         --
  Repayments of long-term debt..................................      (8.3)     (26.0)     (31.4)
  Issuance of preferred and common stock........................     196.1      112.1        2.0
  Distribution of earnings of pooled entity.....................     --          (5.5)      (5.2)
                                                                   -------    -------    -------
      Net cash provided (used) by financing activities..........     121.2       69.3      (87.4)
                                                                   -------    -------    -------
Effect of exchange rate changes on operating cash and cash
equivalents.....................................................       4.9       (7.9)     (10.4)
Operating cash and cash equivalents at beginning of year........     151.5      117.0       97.2
                                                                   -------    -------    -------
Operating cash and cash equivalents at end of year..............   $ 248.7    $ 151.5    $ 117.0
                                                                   -------    -------    -------
                                                                   -------    -------    -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................   $  14.2    $  14.6    $  15.9
    Income taxes................................................      37.0       56.0       47.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Sale of direct financing lease and related mortgage notes.....      19.0      --         --
  Common stock issued for business acquisitions and employee
benefit and stock plans.........................................       6.8        2.3        1.4
  Series B cumulative convertible preferred stock
dividends-in-kind...............................................       6.8      --         --
  Notes received on dispositions of subsidiaries................      29.2        2.0      --

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

    The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At December 31, 1994, based on an estimate by an independent actuarial firm, the Company had recorded $6.6 million of the deductible.

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

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    At December 31, 1994 and 1993 the Company has the following interest rate swaps and forward rate agreements in effect, by year of final maturity:

                                                                       DECEMBER 31, 1994
                                                     -----------------------------------------------------
                                                       GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                     RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                               FIXED      INTEREST RATE    FIXED     INTEREST RATE
- --------------------------------------------------   ---------    -------------    ------    -------------
1995..............................................    $ 457.0          6.84%       $257.0         6.83%
1996..............................................      291.9          7.30          31.2         8.85
1997..............................................       97.8          6.65          --         --
                                                     ---------          ---        ------          ---
      Total.......................................    $ 846.7          6.98%       $288.2         7.05%
                                                     ---------          ---        ------          ---
                                                     ---------          ---        ------          ---

                                                                       DECEMBER 31, 1993
                                                     -----------------------------------------------------
                                                       GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                     RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                               FIXED      INTEREST RATE    FIXED     INTEREST RATE
- --------------------------------------------------   ---------    -------------    ------    -------------
1994..............................................    $ 208.0          5.81%       $358.0         5.63%
1995..............................................      129.0          6.57          --         --
1996..............................................      105.0          5.44          --         --
                                                     ---------          ---        ------          ---
      Total.......................................    $ 442.0          5.94%       $358.0         5.63%
                                                     ---------          ---        ------          ---
                                                     ---------          ---        ------          ---

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

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    At December 31, 1994 and 1993, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                                                        DECEMBER 31, 1994
                                                      -----------------------------------------------------
                                                        GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                      RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                                FIXED      INTEREST RATE    FIXED     INTEREST RATE
- ---------------------------------------------------   ---------    -------------    ------    -------------
1995...............................................     $15.6           5.27%       $--          --   %
1996...............................................      43.4           5.42         10.0          4.6
                                                                                                    --
                                                      ---------          ---        ------
      Total........................................     $59.0           5.38%       $10.0          4.6%
                                                                                                    --
                                                                                                    --
                                                      ---------          ---        ------
                                                      ---------          ---        ------

                                                                        DECEMBER 31, 1993
                                                      -----------------------------------------------------
                                                        GROSS      NET WEIGHTED     GROSS     NET WEIGHTED
                                                      RECEIVING       AVERAGE       PAYING       AVERAGE
    YEAR                                                FIXED      INTEREST RATE    FIXED     INTEREST RATE
- ---------------------------------------------------   ---------    -------------    ------    -------------
1994...............................................     $20.0           4.59%       $15.0          4.87%
1995...............................................      22.0           5.75         --          --
1996...............................................      42.0           5.40          7.0          5.00
                                                      ---------          ---        ------          ---
      Total........................................     $84.0           5.30%       $22.0          4.91%
                                                      ---------          ---        ------          ---
                                                      ---------          ---        ------          ---

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

    In November 1993, a class action suit was filed against the Company and two of its directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). On January 6, 1995, the plaintiff filed a second amended complaint which, among other things, dropped Mr. White as a defendant. The second amended complaint purports to assert claims on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to November 4, 1993, alleging that during said period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in-progress. The second amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The defendants have filed a motion to dismiss the second amended complaint. Management of the Company believes there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously dispute this claim. The Company currently believes that this action is covered by

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

the Company's insurance program and that the reasonably possible loss that might result, if any, would not be material to the Company's financial position or results of operations.

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

- ------------

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

- ------------

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

- ------------

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

                                                                     SCHEDULE II

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

              COLUMN A                   COLUMN B              COLUMN C                COLUMN D       COLUMN E
- -------------------------------------   ----------    --------------------------    --------------    --------
                                                              ADDITIONS
                                                      --------------------------
                                        BALANCE AT    CHARGED TO     CHARGED TO                       BALANCE
                                        BEGINNING     COSTS AND        OTHER                           AT END
   DESCRIPTION                           OF YEAR       EXPENSES     ACCOUNTS (1)    DEDUCTIONS (2)    OF YEAR
- -------------------------------------   ----------    ----------    ------------    --------------    --------
Allowance for doubtful accounts
 receivable:

  Year Ended December 31, 1992 (3)...    $ 24,408       $5,424        $ (5,081)         $2,632        $22,119
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------
  Year Ended December 31, 1993.......    $ 22,119       $3,793        $ (2,019)         $3,566        $20,327
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------
  Year Ended December 31, 1994.......    $ 20,327       $7,880        $ (1,279)         $3,203        $23,725
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------

- ------------

NOTES:

(1) Recoveries and adjustments for foreign currency translation.

(2) Writeoffs of receivables which are not recoverable.

(3) Restated to reflect acquisition of Clay & Partners.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) and (2) The financial statements, supplemental schedules and related information are listed in the accompanying table of contents on page 17 of this report.

    (a)(3)--Exhibits: All exhibits, except for Exhibit 23.0 are incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994 and are supplemented by the following exhibit.

    23.0--Independent Auditors' Consent.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of April 1995.

                                          ALEXANDER & ALEXANDER SERVICES INC.

                                          By      /s/ Edward F. Kosnik
                                             ...................................
                                                      Edward F. Kosnik
                                             Director, Executive Vice President
                                                and Chief Financial Officer

Dated April 5, 1995

                      ALEXANDER & ALEXANDER SERVICES INC.
                 ANNUAL REPORT ON FORM 10-K/A, AMENDMENT NO. 1
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                               INDEX TO EXHIBITS

    The following exhibits are being filed herewith:

EXHIBIT                                                                                 PAGE NO.
- -------                                                                                 --------
   23.0   --Independent Auditors' Consent.                                                62