Form 10-Q
period 1995-03-31
ALEXANDER & ALEXANDER SERVICES INC
filed 1995-05-15
CIK 3449

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended       March 31, 1995
                                    --------------------------

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                Commission File Number    1-8282
                                       -------------

                    Alexander & Alexander Services Inc.
- --------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


             Maryland                                   52-0969822
- ----------------------------------------     -----------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)



     1185 Avenue of the Americas
        New York, New York                                 10036
- ----------------------------------------     -----------------------
  (Address of principal executive offices)          (Zip Code)


   Registrant's telephone number, including area code       (212) 840-8500
                                                      ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ----    ----

The number of shares of Common Stock, $1 par value, outstanding as of May 1, 1995 was 41,868,060.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of May 1, 1995 was 2,037,798.

The number of shares of Class C Common Stock, $1 par value, outstanding as of May 1, 1995 was 366,904.

No shares of Class D Common Stock, $1 par value, were outstanding as of May 1, 1995.

                ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES





                                       INDEX
                                       -----



                                                                        Page No.
                                                                        --------

Part I.  Financial Information:


    Item 1.  Financial Statements:

        Unaudited Consolidated Statements of Operations for the
           Three Months Ended March 31, 1995 and 1994........................2

        Condensed Consolidated Balance Sheets, as of
           March 31, 1995(Unaudited) and December 31, 1994...................3

        Unaudited Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994.........................5

        Unaudited Notes to Financial Statements..............................7

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............21

Part II.  Other Information:

    Item 1.  Legal Proceedings..............................................32
    Item 6.  Exhibits and Reports on Form 8-K...............................32

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                Alexander & Alexander Services Inc. and Subsidiaries
                  Unaudited Consolidated Statements of Operations
                For the Three Months Ended March 31, 1995 and, 1994
               -------------------------------------------------------
                       (in millions, except per share amounts)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                                1995      1994
                                                                                ----      ----
        Operating revenues:
          Commissions and fees                                                 $308.3   $311.8
          Fiduciary investment income                                            15.9     11.2
                                                                               ------   -------
             Total                                                              324.2    323.0
                                                                               ------   -------

        Operating expenses:
          Salaries and benefits                                                 182.1    200.7
          Other                                                                 100.4    117.1
                                                                               ------   -------
             Total                                                              282.5    317.8
                                                                               ------   ------

        Operating income                                                         41.7      5.2
                                                                               ------   -------

        Other income (expenses):
          Investment income                                                       4.9      2.0
          Interest expense                                                       (4.5)    (3.5)
          Other                                                                  30.4     (3.2)
                                                                               ------   ------
             Total                                                               30.8     (4.7)
                                                                               ------   ------
        Income before income taxes and
          minority interest                                                      72.5      0.5
        Income taxes (benefit)                                                   26.5     (0.2)
                                                                               ------   ------

        Income before minority interest                                          46.0      0.7
        Minority interest                                                        (4.3)    (2.5)
                                                                               ------   ------

        Income (loss) before cumulative effect of
            change in accounting                                                 41.7     (1.8)
        Cumulative effect of change in
          accounting                                                               -      (2.6)
                                                                               ------   ------
        Net income (loss)                                                        41.7     (4.4)

          Preferred stock dividends                                              (6.2)    (2.1)
                                                                                ------   ------

        Earnings (loss) attributable to common
            shareholders                                                       $ 35.5   $ (6.5)
                                                                               ======   ======


        PER SHARE INFORMATION:
        ----------------------
        Primary earnings per share:
          Income (loss) before cumulative effect of
            change in accounting                                               $ 0.80   $(0.09)
          Cumulative effect of change in
            accounting                                                             -     (0.06)
                                                                               ------   ------
          Net income (loss)                                                    $ 0.80   $(0.15)
                                                                               ======   ======

          Average common and common equivalent shares outstanding                44.3     43.5
                                                                               ======   ======

          Fully diluted earnings per share:
            Income (loss) before cumulative effect of
              change in accounting                                             $ 0.69   $(0.09)
            Cumulative effect of change in
              accounting                                                           -     (0.06)
                                                                               ------   ------
          Net income (loss)                                                    $ 0.69   $(0.15)
                                                                               ======   ======

          Average common shares outstanding, assuming full dilution              61.9     43.5
                                                                               ======   ======

          Cash dividends per common share                                      $0.025   $ 0.25
                                                                               ======   =======

                   See accompanying notes to financial statements.

                Alexander & Alexander Services Inc. and Subsidiaries
                       Condensed Consolidated Balance Sheets
                   March 31, 1995 (Unaudited) and December 31, 1994
               -------------------------------------------------------
                                   (in millions)

                                                                                  March 31,          December 31,
                                                                                    1995                 1994
                                                                                -------------        ------------
             ASSETS
             ------

             Current assets:
               Cash and cash equivalents:
                  Operating                                                       $  209.3             $  248.7
                  Fiduciary                                                          589.3                428.5
               Short-term investments:
                  Operating                                                            5.7                 19.2
                  Fiduciary                                                          237.6                292.2
               Premiums and fees receivable (less
                allowance for doubtful accounts
                of $24.5 in 1995 and $23.7 in 1994)                                1,175.4              1,206.1
               Deferred income taxes                                                  38.2                 71.5
               Other current assets                                                  110.3                120.7
                                                                                  --------             ---------
                     Total current assets                                          2,365.8              2,386.9

             Property and equipment - net                                            124.8                138.0
             Intangible assets - net                                                 175.7                175.1
             Deferred income taxes                                                   104.9                 87.1
             Long-term operating investments                                          75.9                 64.1
             Other                                                                    97.3                 94.5
                                                                                  --------             --------
                                                                                  $2,944.4             $2,945.7
                                                                                  ========             ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

             Current liabilities:
               Premiums payable to insurance companies                            $1,822.7             $1,738.3
               Short-term debt                                                         0.6                  1.0
               Current portion of long-term debt                                       3.4                 17.1
               Deferred income taxes                                                   8.7                  8.5
               Accrued compensation and related benefits                              35.6                 60.0
               Income taxes payable                                                   32.5                 66.3
               Other accrued expenses                                                188.4                258.1
                                                                                  --------             --------
                    Total current liabilities                                      2,091.9              2,149.3
                                                                                  --------             --------

             Long-term liabilities:
               Long-term debt                                                        180.7                132.7
               Deferred income taxes                                                  15.1                 13.4
               Net liabilities of discontinued operations                             45.1                 56.8
               Other                                                                 236.4                266.0
                                                                                  --------             --------
                    Total long-term liabilities                                      477.3                468.9
                                                                                  --------             --------

             Commitments and contingent liabilities
               (Notes 6, 7 and 11)

             8% Series B cumulative convertible preferred
               stock contingency                                                      10.0                 10.0
                                                                                  --------             --------


                  See accompanying notes to financial statements.

                                    -Continued-

                Alexander & Alexander Services Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets (continued)
                   March 31, 1995 (Unaudited) and December 31, 1994
               -------------------------------------------------------
                                   (in millions)

                                                                                  March 31,          December 31,
                                                                                    1995                 1994
                                                                                -------------        ------------

             Stockholders' equity:
              Preferred stock, authorized 15 shares, $1 par
               value:
                Series A junior participating preferred
                  stock, issued and outstanding, none                             $     -              $     -
                $3.625 Series A convertible preferred stock,
                  issued and outstanding 2.3 and 2.3 shares,
                  respectively, liquidation preference of
                  $115 million                                                         2.3                  2.3
                8% Series B cumulative convertible preferred
                  stock, issued and outstanding, 4.2 and 4.1
                  shares, respectively, liquidation preference
                  of $210 million and  $205 million, respectively                      4.2                  4.1
              Common stock, authorized 200 shares, $1 par
                value; issued and outstanding 41.8
                and 41.5 shares, respectively                                         41.8                 41.5
              Class A common stock, authorized 26 shares,
                $.00001 par value; issued and outstanding
                2.1 and 2.3 shares, respectively                                        -                    -
              Class C common stock, authorized 11 shares,
                $1 par value; issued and outstanding
                0.4 and 0.4 shares, respectively                                       0.4                  0.4
              Class D common stock, authorized 40 shares,
                $1 par value; issued and outstanding,
                none                                                                    -                    -
              Paid-in capital                                                        620.1                615.0
              Accumulated deficit                                                   (252.7)              (287.1)
              Net unrealized investment gains - net of
                deferred income taxes                                                  3.4                  1.5
              Accumulated translation adjustments                                    (54.3)               (60.2)
                                                                                  --------             --------
                  Total stockholders' equity                                         365.2                317.5
                                                                                  --------             --------
                                                                                  $2,944.4             $2,945.7
                                                                                  ========             ========









                     See accompanying notes to financial statements.

                Alexander & Alexander Services Inc. and Subsidiaries
                  Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994
             ---------------------------------------------------------
                                   (in millions)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    -------------------
                                                                                    1995          1994
                                                                                    ----          ----
             Cash provided (used) by:

             Operating activities:
               Income (loss) before cumulative effect
                 of change in accounting                                           $  41.7       $  (1.8)
               Adjustments to reconcile to net cash
                 used by operating activities:
                    Depreciation and amortization                                     11.5          13.3
                    Deferred income taxes                                             14.9          19.2
                    Gains on dispositions of subsidiaries and
                    other assets                                                     (30.6)           -
                    Other                                                              1.8           1.6
               Changes in assets and liabilities (net of
                  effects from acquisitions and dispositions):
                    Net fiduciary cash and cash equivalents and
                    short-term investments                                           (89.2)        (43.3)
                    Premiums and fees receivable                                      42.3          93.2
                    Other current assets                                             (27.1)          5.4
                    Other assets                                                      (5.5)          0.7
                    Premiums payable to insurance companies                           50.9         (34.1)
                    Other accrued expenses                                          (111.4)        (95.9)
                    Other long-term liabilities                                        1.8           5.7

               Discontinued operations (net)                                         (11.7)         (0.3)
               Cumulative effect of change in accounting                                -           (2.6)
                                                                                   -------       -------

                    Net cash used by operating activities                           (110.6)        (38.9)
                                                                                   -------       -------
             Investing activities:
                Net purchases of property and equipment                               (1.9)         (4.5)
                Purchases of businesses                                               (1.7)         (0.1)
                Proceeds from sales of subsidiaries and
                other assets                                                          85.9           0.4
                Purchases of operating investments                                   (28.3)         (0.2)
                Sales/maturities of operating investments                             30.6           3.7
                                                                                   -------       -------

                   Net cash provided (used) by investing
                      activities                                                      84.6          (0.7)
                                                                                   -------       -------

                  See accompanying notes to financial statements.

                                    -Continued-

                Alexander & Alexander Services Inc. and Subsidiaries
            Unaudited Consolidated Statements of Cash Flows (Continued)
                  For the Three Months Ended March 31, 1995 and 1994
           -------------------------------------------------------------
                                   (in millions)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   -------------------
                                                                                    1995           1994
                                                                                   -----          -----

             Financing activities:
               Cash dividends                                                     $  (3.2)      $ (13.0)
               Proceeds from issuance of short-term debt                              0.1           0.4
               Payments of short-term debt                                           (0.5)         (9.7)
               Proceeds from issuance of long-term debt                               0.4           0.5
               Repayments of long-term debt                                         (13.8)         (1.5)
               Issuance of common stock                                               0.1           1.3
                                                                                  -------       -------

                   Net cash used by financing activities                            (16.9)        (22.0)
                                                                                  -------       -------

             Effect of exchange rate changes on operating
               cash and cash equivalents                                              3.5           1.9
             Operating cash and cash equivalents at
                beginning of year                                                   248.7         151.5
                                                                                  -------       -------
             Operating cash and cash equivalents at end
               of period                                                          $ 209.3       $  91.8
                                                                                  =======       =======

             Supplemental cash flow information:
                Cash paid during the period for:
                   Interest                                                       $   4.2       $   3.5
                   Income taxes                                                      50.9          20.1

             Non-cash investing and financing activities:
               Notes payable issued for contingency
                 settlements                                                      $  45.7       $    -
               Series B cumulative convertible preferred
                 stock dividends-in-kind                                              4.1            -
               Common stock issued for employee benefit and
                 stock plans                                                          1.1           0.5
               Common stock issued for non-employee stock
                 plans                                                                0.2            -
               Note receivable established for contingency
                 settlement                                                           1.3            -


                   See accompanying notes to financial statements.

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                       Unaudited Notes to Financial Statements
                       ---------------------------------------

          (Dollars in millions, except per share information)

     1.   Interim Financial Presentation

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

     3.   Restructuring Charges

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

          The involuntary severance portion of the charge amounted to $22.9 million and reflected the elimination of 898 positions worldwide. The voluntary early retirement program was accepted by 208 employees prior to December 31, 1994 and amounted to $20.9 million of the charge. During the first quarter of 1995, the Company paid $6.8 million of these liabilities. The Company expects to pay an additional $18 million of the remaining balance of $31.8 million throughout the remainder of 1995.

          The charge associated with real estate activities relates to the closure, abandonment and downsizing of office space globally, including 34 locations in the U.S. The Company anticipates that these actions will be completed by the end of 1995. The costs include primarily remaining lease obligations and write-offs of leasehold improvements and fixed assets. During the first quarter of 1995, the Company paid $1.7 million of these liabilities and wrote-off assets of $0.6 million. The Company, expects to pay an additional $7.1 million of the remaining $17.2 million cash portion of these liabilities throughout the remainder of 1995. The cash portion of the remaining liabilities, excluding the fixed asset and leasehold improvement write-offs of approximately $4.6 million, will be paid out over the remaining lease periods, which range from one to ten years.

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                Unaudited Notes to Financial Statements (continued)
                ---------------------------------------------------

     4. Dispositions

          On February 28, 1995 the Company completed the sale of Alexsis, its U.S.-based third party claims administrator, for total cash proceeds of $47.1 million. The pre-tax gain on this transaction was $30.3 million ($20.8 million after-tax or $0.47 per share). Under certain circumstances, pursuant to the terms of the purchase agreement, the transaction is subject to a post-closing adjustment in the purchase price. The Company currently believes that such adjustment, if any, will not be material to the Company's financial position or results of operations.

          In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million.

          These gains are included in Other Income (Expenses) in the Consolidated Statements of Operations.

     5.  Other Income and Expenses

         Other non-operating income (expenses) is comprised of the following:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               ------------------
                                                                                1995     1994
                                                                                ----     ----
             Gains on sales of subsidiaries (See Note 4)                        $30.6    $  -
             Litigation costs                                                    (0.1)    (2.5)
             Other                                                               (0.1)    (0.7)
                                                                                -----    ------
                                                                                $30.4    $(3.2)
                                                                                =====    =====

          Litigation costs are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

     6.  Income Taxes

          During 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the Internal Revenue Service(IRS) on settlement of tax issues with respect to years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. On February 28, 1995, the Company paid the amounts due for years 1980 through 1989 and charged the tax and net interest totaling $35.6 million against previously established reserves.

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

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                Unaudited Notes to Financial Statements (continued)
                ---------------------------------------------------

     6.  Income Taxes (continued)

          A similar set of transactions occurred in 1993 for which the IRS could propose an increase in taxable income which would result in an additional tax liability estimated by the Company at $25 million. The Company's 1993 tax return is not currently under examination. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the consolidated financial statements. The Company believes that its current tax reserves are adequate to cover its tax liabilities.

     7.  Discontinued Operations

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

         A summary of the net liabilities of discontinued operations is as follows:

                                                           As of                As of
                                                         March 31, 1995  December 31, 1994
                                                         --------------  -----------------

                Liabilities:
                  Insurance liabilities                      $279.5          $277.6
                  Other                                        19.7            31.4
                                                             ------          ------
                   Total liabilities                          299.2           309.0
                                                             ------          ------

                Assets:
                  Recoverable under finite risk contracts:
                     Insurance liabilities                    137.7           135.7
                     Premium adjustment                        10.8            10.8
                  Reinsurance recoverables                     64.2            64.2
                  Cash and investments                         23.6            23.6
                  Other                                        10.8            10.9
                                                             ------          ------
                   Total assets                               247.1           245.2
                                                             ------          ------

                Total net liabilities of discontinued
                  operations                                   52.1            63.8
                  Less current portion classified as
                    other accrued expenses                      7.0             7.0
                                                             ------          ------

                Remainder classified as net liabilities
                  of discontinued operations                 $ 45.1          $ 56.8
                                                             ======          ======

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                Unaudited Notes to Financial Statements (continued)
                ---------------------------------------------------

     7.  Discontinued Operations (continued)

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

         In 1994, Orion, which has financial responsibility for sharing certain of the indemnity liabilities, was placed in provisional liquidation by order of the English Courts. Based on current facts and circumstances, the Company believes that the provisional liquidation will not have a material adverse effect on the net liabilities of discontinued operations.

         The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At March 31, 1995, the Company had recorded $8 million of the deductible.

         On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann
         & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At March 31, 1995, recoveries were limited to $110 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

         The Company's right to terminate the contract entered into in 1994 is subject to the consent of American International Group, Inc.
         (AIG) as long as AIG is the holder of certain shares of the Company's stock. In addition, the reinsurance company also has the right, under certain circumstances, currently considered to be remote by the Company, to terminate that contract.

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                Unaudited Notes to Financial Statements (continued)
                ---------------------------------------------------

     7.  Discontinued Operations (continued)

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

         Insurance liabilities in excess of recorded liabilities could develop in the future. Based on independent actuarial estimates of the amount and timing of claim payments, it is reasonably possible that such additional liabilities of $191 million, net of estimated amounts recoverable for paid losses under the finite risk contracts of $117 million, could amount to $74 million.
         However, management currently believes that such additional insurance liabilities are not likely to develop.

         Changes in the total net liabilities of discontinued operations for the three months ended March 31, 1995 are as follows:

         Beginning balance                       $ 63.8
           Claims and expense payments            (11.4)
           Other                                   (0.3)
                                                  ------
         Ending balance                          $ 52.1
                                                  ======

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

     8.  Per Share Data

         Primary earnings per share are computed by dividing earnings
         (loss) attributable to common stockholders by the weighted average number of shares of Common Stock and their equivalents (Class A and Class C Common Stock) outstanding during the period and, if dilutive, shares issuable upon exercise of stock options. The $3.625 Series A Convertible Preferred Stock and the 8% Series B Convertible Preferred Stock are not common stock equivalents. Fully diluted earnings per share are computed by dividing earnings attributable to common stockholders plus preferred dividends and interest expense, net of tax, on the convertible subordinate debentures by the weighted average number of common shares outstanding during the period after giving effect to the exercise of stock options, conversion of preferred stock and convertible subordinate debentures. The computation of fully diluted earnings per share for March 31, 1994 was antidilutive; therefore, the amounts for primary and fully diluted earnings per share are the same.

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                Unaudited Notes to Financial Statements (continued)
                ---------------------------------------------------

     9.   Investments

          Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. At March 31, 1995, net unrealized holding gains totaled $3.4 million, net of deferred income taxes of $1.1 million, and are reported as a separate component of Stockholders' Equity. During the quarter ended
          March 31, 1995, the net unrealized holding gains increased by approximately $1.9 million and proceeds from sales of securities totaled $6.3 million with gross realized gains totaling $0.4 million.

          The amortized cost and estimated fair value of the Company's debt and equity securities and financial instruments used to hedge the existing and anticipated fiduciary portion of such investments as of March 31, 1995 are summarized below:

                                                             Gross       Gross    Estimated
                                               Amortized   Unrealized  Unrealized   Fair
                                                 Cost        Gains       Losses     Value
                                               ---------   ----------  ---------- ----------
                U.S. Government agencies/
                   state issuances             $    42.7   $     -     $      -    $   42.7
                Other interest-bearing
                   securities                       91.7         -            -        91.7
                Mortgage-backed securities          67.9         -            -        67.9
                Equity securities                    3.4        4.9           -         8.3
                Financial instruments - used
                   as hedges                          -         0.4         (0.8)      (0.4)
                                               ---------   --------    ---------   --------
                     Total                     $   205.7   $    5.3    $    (0.8)  $  210.2
                                               =========   ========    =========   ========

          The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheet at March 31, 1995 as follows:

            Cash and cash equivalents:
              Operating                              $   22.5
              Fiduciary                                  54.1
            Short-term investments:
              Operating                                   0.5
              Fiduciary                                  84.1
            Long-term operating investments              49.0
                                                     ---------
                  Total                              $  210.2
                                                     =========

          The amortized cost and estimated fair value of debt securities at March 31, 1995 by contractual maturity are summarized below:

                                                                            Estimated
                                                           Amortized           Fair
                                                              Cost            Value
                                                           ---------        ----------
                Due in one year or less                    $    97.9        $    97.9
                Due after one year through five years           26.2             26.2
                Due after five years through ten years           0.2              0.2
                Due after ten years                             10.1             10.1
                                                           ---------        ---------
                                                               134.4            134.4
                Mortgage-backed securities                      67.9             67.9
                                                           ---------        ---------
                  Total debt securities                    $   202.3        $   202.3
                                                           =========        =========

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

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                Unaudited Notes to Financial Statements (continued)
                ---------------------------------------------------

     10.  Debt

          On March 27, 1995, the Company's previously existing credit agreement was replaced by a new $200 million three-year facility with various banks which expires in March 1998. The new agreement provides for unsecured borrowings and contains various covenants, including minimum consolidated tangible capital funds, minimum consolidated tangible net worth, maximum leverage and minimum cash flow requirements. The Company currently believes that the covenant regarding minimum cash flow coverage is the most restrictive. This covenant requires that the ratio of earnings before interest, taxes, depreciation and amortization to interest expense and cash dividends exceed 4.25 to 1. At March 31, 1995, this ratio was 10.94 to 1. In addition, the occurrence of a "Special Event" under the AIG Agreement which is not waived would constitute an event of default under the new agreement. Interest rates charged on amounts drawn on this line of credit are dependent upon numerous variables, including the Company's credit ratings, the duration of the borrowings and whether such borrowings are made by the Company or its domestic or foreign subsidiaries. Interest rates are based upon various published rates, including the prime lending rate, certificate of deposit rates, federal funds borrowing rates and LIBOR. The Company has full and immediate access to the $200 million credit line and has no borrowings outstanding under this agreement at March 31, 1995.

          On March 27, 1995, the Company, Shand Morahan and Company, Inc. (Shand) and the rehabilitator of Mutual Fire Marine and Inland Insurance Company (Mutual Fire) entered into a settlement agreement which, if approved by the courts, would terminate the rehabilitator's litigation and release the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company paid $12 million in cash into an escrow account on April 1, 1995 and issued a $35 million six-year zero-coupon note with a present value of $25.9 million, secured by a letter of credit, using a discount rate of 9.3%. The note is payable in six equal, consecutive annual installments, commencing on or before the first day of April 1996. The cash and note will be released from escrow 31 days after final court approval, which was given on May 10, 1995. (See Note 11 of the Unaudited Notes to Financial Statements).

          In March 1995, a U.S. subsidiary prepaid an unsecured $10 million term loan with a bank due August 1995.

          In January 1995, the Company negotiated the settlement of certain obligations relating to the 1987 sale of Shand. Under the terms of the settlement, the Company paid $14 million in cash, issued a five year interest bearing note in the principal amount of $14 million and expects to pay a net contingent obligation of $4.5 million ($5.8 million contingent notes payable less $1.3 million contingent note receivable). The $14 million note payable is due on January 25, 2000 or may be prepaid in whole, or from time to time in part, without premium or penalty and bears interest at a rate of 10.6%. Interest is payable on the unpaid principal amount on the first day of June and December of each year commencing June 1, 1995. The contingent obligations are due within five years and payable on demand. (See Note 11 of the Unaudited Notes to Financial Statements).

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                 Unaudited Notes to Financial Statements (continued)
                ----------------------------------------------------

     11.  Contingencies

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

     11.  Contingencies (continued)

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

          On March 27, 1995, the Company, Shand and the rehabilitator entered into a settlement agreement which, if approved by the courts, would terminate the rehabilitator's litigation and release the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company paid $12 million in cash into an escrow account on April 1, 1995 and issued a $35 million six-year zero-coupon note with a present value of $25.9 million, secured by a letter of credit, using a discounted rate of 9.3%. The cash and note will be released from escrow 31 days after final court approval, which was given on May 10, 1995. In addition, Shand is required to return
          $4.6 million of trusteed assets to the rehabilitator and the rehabilitator has eliminated any right of set-offs previously estimated to be $4.7 million. The Mutual Fire settlement agreement includes certain features protecting the Company from potential exposure to claims for contribution brought by third parties and expenses arising out of such claims. Although the Company's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, the Company has instituted a declaratory judgment action attempting to validate coverage (Alexander & Alexander Services Inc. and Alexander & Alexander Inc. plaintiffs against those certain underwriters at Lloyd's, London, England subscribing to insurance evidence by policy numbers 879/P. 31356 and 879/P. 35349 and Assicurazioni Generali, S.P.A., defendants No. 92 Civ. 6319 (F.D.N.Y.)). In the fourth quarter of 1994, the Company increased its previously established reserves of $10 million based on an estimated settlement amount, and recorded a pre-tax charge of $37.2 million ($24.2 million after-tax or $0.55 per share).

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

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                 Unaudited Notes to Financial Statements (continued)
                ----------------------------------------------------

     11.  Contingencies (continued)

          Starting in late 1992, the purchaser of Shand has asserted a number of claims under both the Mutual Fire indemnification provision and the errors-and-omissions indemnification provision of the sales agreement. Most of those claims have been resolved by a series of settlement agreements, involving the settlement or release of (a) claims relating to reinsurance recoverables due to Shand's subsidiaries from Mutual Fire, (b) claims relating to deterioration of reserves for business written by Mutual Fire and ceded to Shand's subsidiaries, and (c) a number of errors-and-omissions claims by third-party reinsurers against Shand. Under the settlement agreement entered into in January 1995, covering the errors-and-omissions claims by third-party reinsurers, the Company obtained a release and limitation of indemnification obligations relating to certain third-party errors-and-omissions claims, and restructured the contractual relationship with the purchaser so that the parties' future interests as to third-party claims are more closely aligned. The Company paid $14 million in cash, issued a five-year interest bearing note in the principal amount of $14 million and expects to pay a net contingent obligation of $4.5 million. In the fourth quarter of 1994, the Company recorded a pre-tax charge of $32.5 million ($21.1 million after-tax, or $0.48 per share) associated with this settlement. Notwithstanding these settlements, the limitation of certain contract obligations and the restructuring of the parties' relationship, some of the Company's indemnification provisions under the 1987 agreement are still in effect. As a result, there remains the possibility of substantial exposure under the indemnification provisions of the 1987 agreement, although the Company, based on current facts and circumstances, believes the possibility of a material loss resulting from these exposures is remote.

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

     11.  Contingencies (continued)

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

     12.  Financial Instruments

          The Company enters into foreign exchange forward contracts and foreign exchange option agreements primarily to provide risk management against existing firm commitments as well as anticipated future exposures that will arise at its London-based specialist insurance and reinsurance broking operations. The exposures arise because a significant portion of the revenues of these operations are denominated in U.S. dollars, while their expenses are primarily denominated in U.K. pounds sterling.

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

          Gains and losses on contracts which are designated as hedges of firm commitments are deferred until the settlement dates.
          Contracts which are not designated as hedges are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at March 31, 1995 was $3.2 million.

          Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. Based on foreign exchange rates at March 31, 1995, these options could have been exercised at a nominal cost to the Company.

          At March 31, 1995, the Company had approximately $89.2 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pounds sterling, and approximately $24.7 million notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars. In addition, at March 31, 1995, the Company had no foreign exchange contracts outstanding related to intercompany loans.

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                 Unaudited Notes to Financial Statements (continued)
                ----------------------------------------------------

     12. Financial Instruments (continued)

         The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities are marked to market in accordance with SFAS No. 115. At March 31, 1995, an unrealized loss of $0.4 million on interest rate swaps and forward rate agreements which hedge existing and anticipated fiduciary investments with maturities of three months or less was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

         At March 31, 1995 and December 31, 1994 the Company had the following interest rate swaps and forward rate agreements in effect, by year of final maturity:


                                                        March 31, 1995
                                     ------------------------------------------------------

                                       Gross      Net Weighted      Gross     Net Weighted
                                     Receiving       Average       Paying        Average
                Year                   Fixed      Interest Rate     Fixed     Interest Rate
                ----                 ---------    -------------    ------     -------------
                1995                   $412.2          7.17%       $246.1          7.50%
                1996                    295.3          7.33          32.1          8.85
                1997                     98.0          6.65            -            -
                1998                     10.0          8.00            -            -
                                       ------          ----        ------          ----
                     Total             $815.5          7.18%       $278.2          7.66%
                                       ======          ====        ======          ====


                                                       December 31, 1994
                                     ------------------------------------------------------

                                       Gross      Net Weighted      Gross     Net Weighted
                                     Receiving       Average       Paying        Average
                Year                   Fixed      Interest Rate     Fixed     Interest Rate
                ----                 ---------    -------------    ------     -------------
                1995                   $457.0          6.84%       $257.0          6.83%
                1996                    291.9          7.30          31.2          8.85
                1997                     97.8          6.65            -            -
                                       ------          ----        ------          ----
                     Total             $846.7          6.98%       $288.2          7.05%
                                       ======          ====        ======          ====

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

     12.  Financial Instruments (continued)

          In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. The Company generally writes covered interest rate options under which the Company receives a fixed interest rate.

          The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. At March 31, 1995, the Company recognized a current liability of $0.5 million, representing the estimated cost to settle these options at that date. The estimated cost to settle these options was $1.3 million at December 31, 1994. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

          At March 31, 1995 and December 31, 1994, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                                        March 31, 1995
                                     ------------------------------------------------------

                                       Gross      Net Weighted      Gross     Net Weighted
                                     Receiving       Average       Paying        Average
                Year                   Fixed      Interest Rate     Fixed     Interest Rate
                ----                 ---------    -------------    ------     -------------
                1995                   $16.0          5.27%         $ -            -  %
                1996                    44.1          5.43%          10.0         4.60
                1997                    16.0          8.50%           -            -
                1998                    10.0          8.50            -            -
                                       -----          ----          -----         ----
                     Total             $86.1          6.33%         $10.0         4.60%
                                       =====          ====          =====         ====


                                                       December 31, 1994
                                     ------------------------------------------------------

                                       Gross      Net Weighted      Gross     Net Weighted
                                     Receiving       Average       Paying        Average
                Year                   Fixed      Interest Rate     Fixed     Interest Rate
                ----                 ---------    -------------    ------     -------------
                1995                   $15.6          5.27%         $ -            -  %
                1996                    43.4          5.42           10.0         4.60
                                       -----          ----          -----         ----
                     Total             $59.0          5.38%         $10.0         4.60%
                                       =====          ====          =====         ====

          Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                 Unaudited Notes to Financial Statements (continued)
                ----------------------------------------------------

     12.  Financial Instruments (continued)

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

                                               As of March 31, 1995  As of December 31, 1994
                                               --------------------  -----------------------
                                              Carrying     Estimated  Carrying     Estimated
                                               Amount     Fair Value   Amount     Fair Value
                                              --------    ----------  --------    ----------
                Long-term debt, including
                  current portion               $184.1      $182.3     $149.8       $146.4
                Foreign exchange forward
                  contracts                        3.2         3.2        1.6          2.6
                Interest rate swaps and
                  forward rate agreements         (0.4)       (2.4)      (2.8)        (8.2)

       Alexander & Alexander Services Inc. & Subsidiaries (the Company)
          Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
        ---------------------------------------------------------------

          OVERVIEW

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

          SUMMARY

          The Company reported net income of $41.7 million, or $0.80 per share ($0.69 per share on a fully diluted basis)for the three months ended March 31, 1995. Included in the results is an after-tax gain of $20.8 million, or $0.47 per share, from the sale of Alexsis, the Company's U.S.-based third party administrator operation.

          In the first quarter of 1994, the Company reported a net loss of $4.4 million, or $0.15 per share on a primary and fully diluted basis. These results include a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in accounting, principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

          The following discussion and analysis of significant factors affecting the
          Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and related notes.

       Alexander & Alexander Services Inc. & Subsidiaries (the Company)
          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (continued)
     ---------------------------------------------------------------------

          CONSOLIDATED

          Operating Revenues

          Consolidated operating revenues were $324.2 million for the first quarter of 1995, an increase of $1.2 million, or 0.4 percent, from the corresponding period in 1994. Revenue comparisons were impacted by both foreign currency fluctuations and the effects of dispositions. After adjusting for the effect of these items, total revenues increased $17.2 million, or 5.9 percent.

          Commissions and Fees

          Total commissions and fees were $308.3 million for the first quarter of 1995, a decrease of $3.5 million, or 1.1 percent, compared to the same period in 1994. The sale of non-core operations reduced revenues in the comparable periods by $20.4 million and foreign exchange rates had a positive impact of $4.4 million. When adjusted for these items, total commissions and fees increased by $12.5 million, or 4.5 percent.

          Fiduciary Investment Income

          Investment income earned on fiduciary funds for the first quarter of 1995 increased by $4.7 million, or 42 percent, versus 1994 levels primarily due to higher average investment levels, particularly in the U.K. and higher worldwide interest rates, particularly in the U.S. and U.K.

          The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. These interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $ 1 million and $ 0.2 million in the first three months of 1995 and 1994, respectively. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Unaudited Notes to Financial Statements.

          Operating Expenses

          Consolidated operating expenses were $282.5 million for the first quarter of 1995, a decrease of $35.3 million or 11.1 percent, versus the comparable quarter of 1994. After adjusting for a $20.7 million decrease resulting from the sale of non-core operations and an unfavorable foreign currency adjustment of $2.6 million, operating expenses decreased $17.2 million, or 5.9 percent.

          Salaries and Benefits

          Consolidated salaries and benefits decreased by $18.6 million, or 9.3 percent in the first quarter of 1995 versus the same period in 1994. Excluding the $2.8 million unfavorable effect of changes in foreign exchange rates and an $11.8 million decrease resulting from operations sold, total salaries and benefits decreased $9.6 million versus 1994 levels. Contributing to this decrease was a 9.7 percent decline in headcount, excluding the impact of sold operations, primarily due to early retirement programs and worldwide workforce reductions pursuant to the 1994 plan of restructuring. Also reflected in the first quarter decrease were lower employee benefit costs resulting from the Company's expense reduction initiatives.

       Alexander & Alexander Services Inc. & Subsidiaries (the Company)
          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (continued)
     ---------------------------------------------------------------------

          Other Operating Expenses

          Consolidated other operating expenses decreased by $16.7 million, or 14.3 percent, in the first quarter of 1995 compared to 1994. Excluding the favorable impact of changes in foreign exchange rates and dispositions of non-core businesses, other operating expenses decreased by $7.6 million in 1995 versus 1994. This decline has resulted from implementing the 1994 plan of restructuring and other expense initiatives, including stringent travel and entertainment policies, elimination of certain employee perquisites and the consolidation of vendor supply management.

          Other Income (Expenses)

          Investment Income

          Investment income earned on operating funds increased for the first quarter of 1995 by $2.9 million, or 145 percent. The increase is primarily due to interest income earned on the remaining proceeds from the July 1994 sale of 8% Series B cumulative convertible preferred stock.

          Interest Expense

          Interest expense increased by $1 million, or 28.6 percent, in the first quarter of 1995. The increase is due to a higher average debt level resulting from the $50 million borrowing in mid-1994 relating to a contract with a reinsurance company and the issuance of long-term notes payable upon settlement of the Shand contingencies in the first quarter of 1995.

          Other

          Other non-operating income (expenses) consists of the following:

                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                                 1995       1994
                                                                 ----       ----
                Gains on sales of businesses                    $ 30.6     $  -
                Litigation costs                                  (0.1)     (2.5)
                Other                                             (0.1)     (0.7)
                                                                ------     -----
                                                                $ 30.4     $(3.2)
                                                                ======     =====

          On February 28, 1995, the Company completed the sale of Alexsis, Inc., its U.S.-based third party claims administrator. The total proceeds from the sale were $47.1 million with a resulting pre-tax gain of $30.3 million ($20.8 million after-tax or $0.47 per share). In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million.

          Litigation costs are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

          Income Taxes

          The Company reported net tax expense of $26.5 million on pre-tax income of $72.5 million in the first quarter of 1995. This rate is higher than the expected tax expense of $25.4 million based on the U.S. statutory rate of 35 percent, primarily due to state and local income taxes and to certain expenses which are not deductible, including amortization of goodwill. Partially offsetting these factors is the favorable impact of the amount of gain recognized on the sale of Alexsis for tax purposes as well as foreign tax rates lower than the U.S. statutory rate.

       Alexander & Alexander Services Inc. & Subsidiaries (the Company)
          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (continued)
     ---------------------------------------------------------------------

          In the first quarter of 1994, the Company reported a tax benefit of $0.2 million on pre-tax income of $0.5 million. This compares to an expected tax expense of $0.2 million at the U.S. rate of 35 percent. The tax rate was favorably impacted by state and local tax benefits on losses generated in the U.S. operations as well as foreign tax rates lower than the U.S. statutory rate. These factors were offset in part by amortization of goodwill and certain other non-deductible expenses.

          As discussed in Note 6 of the Unaudited Notes to Financial Statements, during 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 throught 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. On February 28, 1995, the Company paid the amounts due for years 1980 through 1989 and charged the tax and net interest totaling $35.6 million against previously established reserves.

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

          As discussed in Note 6 of the Unaudited Notes to Financial Statements, the Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated.

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

          The Company believes that its current tax reserves are adequate to cover its tax liabilities.

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

          On July 1, 1994, the Company entered into a finite risk contract providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At March 31, 1995, the recoveries were limited to $110 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

          Insurance liabilities in excess of recorded liabilities could develop in the future. Based on independent actuarial estimates of the amount and timing of claim payments, it is reasonably possible that such additional liabilities of $191 million, net of estimated amounts recoverable for paid losses under the finite risk contracts of $117 million, could amount to $74 million. However, management currently believes that such additional insurance liabilities are not likely to develop.

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

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
           Management's Discussion and Analysis of Financial Condition
                               and Results of Operations (continued)
          ----------------------------------------------------------------

          SEGMENT INFORMATION

          Insurance Services

          Operating results for the Insurance Services segment of the Company's operations are summarized below:


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                                1995        1994
                                                                ----        ----
                Operating revenues:
                  Risk management and insurance services
                    broking                                    $188.8      $194.9
                  Specialist insurance and reinsurance
                    broking                                      68.7        67.8
                  Fiduciary investment income                    15.8        11.1
                                                               ------      ------
                      Total operating revenues                  273.3       273.8
                Operating expenses                              226.8       255.4
                                                               ------      ------
                Operating income                               $ 46.5      $ 18.4
                                                               ======      ======

          Risk Management and Insurance Services Broking Revenues

          Worldwide risk management and insurance services broking commissions and fees decreased $6.1 million, or 3.1 percent, for the first quarter of 1995 compared to 1994. Reflected in this decrease are the net impact of sold operations which reduced revenues by $20.4 million and a favorable foreign exchange rate variance of $2.3 million. After adjusting for these items, commissions and fees increased $12 million, or 7.4 percent.

          Contributing to this increase were seasonably higher revenues of $5.7 million in the European operations, particularly in Germany, France and the Netherlands. Recently enacted tax legislation in Mexico also led to an acceleration in revenues of approximately $2 million. Furthermore, increased revenues of $1.9 million, $0.8 million and $0.6 million were reflected in the results of the Asia-Pacific, Canada and U.S. operations, respectively, due to new business production and higher client retention levels.

          Specialist Insurance and Reinsurance Broking Revenues

          Total first quarter 1995 broking commissions and fees for the specialist insurance and reinsurance broking operations increased $0.9 million, or 1.3 percent, versus 1994 levels. Changes in foreign exchange rates increased first quarter 1995 broking revenues by $1.3 million. The $3.8 million decline in the revenues of the Company's U.K. operations were substantially offset by an increase of $3.4 million in the revenues of its U.S. operations.

          The Company enters into foreign exchange forward contracts and foreign exchange option agreements primarily to provide risk management against future exposures that arise at its London-based specialist insurance and reinsurance broking operations. The exposures arise because a significant portion of the revenues of these operations are denominated in U.S. dollars, while their expenses are primarily denominated in U.K. pounds sterling. For additional information relating to the Company's foreign exchange financial instruments, see Note 12 of the Unaudited
          Notes to Financial Statements.

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
           Management's Discussion and Analysis of Financial Condition
                               and Results of Operations (continued)
          ----------------------------------------------------------------

          Fiduciary Investment Income

          For the first quarter of 1995 investment income earned on fiduciary funds, held by the Company in connection with its broking services for the risk management and insurance services broking and the specialist and reinsurance broking operations was $7.5 million and $8.3 million, respectively, versus $5.8 million and $5.3 million, respectively, for the comparable period in 1994. Total Insurance Services investment income increased by $4.7 million, or 42.3 percent, versus 1994 levels. The increase was primarily due to higher average investment levels, particularly in the U.K., and higher worldwide interest rates, particularly in the U.S. and U.K.

          Operating Expenses

          Worldwide risk management and insurance services operating expenses for the first quarter of 1995 decreased $29.9 million, or 14.9 percent, versus the same period in 1994. Foreign exchange rate changes, including hedging contracts gains and losses increased expenses by $1.4 million in 1995. The net effect of sold operations reduced operating expenses by $20.7 million in 1995. After adjusting for these items, total operating expenses decreased $10.6 million, or 6.1 percent. Contributing to this decline were reductions in the operating expenses of the U.S. and Canadian operations of $11.1 million and $0.9 million, respectively. These decreases were the result of the aforementioned restructuring and other expense initiatives undertaken in 1994. Partially offsetting these reductions to operating expenses were increases reported by the European and Asia-Pacific operations of $0.8 million and $1.2 million, respectively, primarily due to acquisitions of small brokerage businesses.

          First quarter of 1995 operating expenses for the specialist and reinsurance broking operations increased $1.3 million, or 2.3 percent, versus 1994. Foreign exchange rate variances, including hedging gains and losses, negatively impacted expenses by $0.5 million in 1995.

          Human Resource Management Consulting

          Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:


                                                                 For the Month Ended
                                                                       March 31,
                                                                 --------------------
                                                                   1995       1994
                                                                 --------   --------
                Operating revenues:
                  Commissions and fees                           $   50.8   $   49.1
                  Fiduciary investment income                         0.1        0.1
                                                                 --------   ---------
                     Total operating revenues                        50.9       49.2
                                                                 --------   --------
                Operating expenses                                   49.8       53.0
                                                                 --------   --------
                Operating income (loss)                          $    1.1   $   (3.8)
                                                                 ========   ========

          Human resource management consulting commissions and fees increased by $1.7 million, or 3.5 percent, in the first quarter of 1995 compared to 1994. The impact of changes in foreign exchange rates on such revenues was an increase of $0.7 million in 1995. The remaining increase was primarily attributable to higher consulting revenues in the Canadian and U.S. operations.

          Operating expenses decreased by $3.2 million, or 6 percent, for the first quarter of 1995 compared to 1994. Reflected in this decrease was a $3.5 million reduction in the operating expenses of the U.S. operations, as a result of the aforementioned restructuring and other expense initiatives undertaken in 1994, partially offset by a $0.7 million unfavorable effect from changes in foreign exchange rates.

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
           Management's Discussion and Analysis of Financial Condition
                               and Results of Operations (continued)
          ----------------------------------------------------------------

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1995, the Company's operating cash and cash equivalents totaled $209.3 million, a $39.4 million decrease over the 1994 year-end balance. In addition, the Company had $81.6 million of operating funds invested in short-term and long-term investments at March 31, 1995, a $1.7 million decrease compared to December 31, 1994.

          Operating Activities

          The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains on sales of business and changes in working capital balances. In addition, the net cash flows relating to discontinued operations are included. In the first quarter of 1995, the Company's operating activities used $108.3 million of operating funds.

          The 1994 charges for restructuring required $8.5 million of cash payments during the first quarter of 1995. The Company anticipates that approximately $25.1 million of the remaining balance of $53.7 million will be funded during the remainder of 1995.

          During the first quarter of 1995, the Company made a cash payment of $14 million, increased long-term debt by $19.8 million and recorded a note receivable of $1.3 million under the terms of the settlement relating to Shand. In accordance with the Mutual Fire settlement agreement, the Company increased long-term debt in the first quarter of 1995 by $25.9 million, representing the present value of a $35 million zero coupon note, secured by a letter of credit, using a discount rate of 9.3%, and made a $12 million cash payment into an escrow account on April 1, 1995. This activity was applied against the 1994 special charges reserve and the Company's previously established reserves.

          As described in Note 6 of the Unaudited Notes to Financial Statements, during 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the IRS on settlement of tax issues with respect to the years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. In February 1995 the Company paid the amounts due for the years 1980 through 1989 and charged the tax and net interest totaling $35.6 million against previously established reserves.

          Additionally, the Company paid approximately $40 million of performance-based incentive costs in the first quarter of 1995.

          Investing Activities

          The Company's net capital expenditures for property and equipment were $1.9 million and $4.5 million during the three months ended March 31, 1995 and 1994, respectively. These expenditures decreased as a result of the Company's restructuring and other expense initiatives undertaken in 1994.

          As a result of the devaluation of the Mexico peso in late 1994, the Company's accumulated translation adjustment balance for its Mexican operation reflected an unrealized loss of $ 6.2 million at December 31, 1994. Further devaluation of the Mexico peso during the first three months of 1995 has increased this unrealized loss to $ 9.2 million at March 31, 1995. However, the Company expects to maintain its strategic investment in Mexico for the long-term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not consider its investment in Mexico to be permanently impaired.

          In January 1995, the Company received the remaining proceeds of $29.2 million from the November 1994 sale of the U.S.-based personal lines business. In addition, the Company received $7.2 million in January 1995 from the sale of its minority interest in a U.K. merchant bank and $47.1 million from the sale of Alexsis in February 1995.

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
           Management's Discussion and Analysis of Financial Condition
                               and Results of Operations (continued)
          ----------------------------------------------------------------

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

          Financing Activities

          The decline in cash dividend payments reflects the reduction in the Company's common stock dividend by 90 percent. The estimated 1995 annualized savings from this action will approximate $10 million for the comparable period. In addition, dividends on the Company's Series B Preferred Shares are payable in kind (additional preferred shares) until December 15, 1996 and thereafter, at the election by the Board of Directors, until December 15, 1999.

          Under the terms of the AIG Agreement, the declaration or payment of dividends on common stock in excess of prescribed amounts may require the Company to purchase all or part of the then outstanding Series B Convertible Preferred Shares. Dividends on the Series B Convertible Preferred Shares will reduce the amount of earnings otherwise available for common stockholders by approximately $17 million in the first year after issuance, and by approximately $23 million in the fifth year after issuance, assuming dividends on the Series B Convertible Preferred Shares were to be paid in kind throughout the first five years after issuance.

          On March 27, 1995, the Company's previously existing credit agreement was replaced by a new $200 million three-year facility with various banks which expires in March 1998. The Company has full and immediate access to the $200 million credit line and has no borrowings outstanding under this agreement at March 31, 1995. See Note 10 of the Unaudited Notes to Financial Statements for further information regarding this credit agreement.

          Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $87.8 million, of which $84.9 million were unused at March 31, 1995. These lines consist of uncommitted cancellable facilities in foreign countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2 percent of the line.

          In March 1995, a U.S. subsidiary prepaid an unsecured $10 million term loan due August 1995.

          Other

          In the first quarter of 1995, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, positively impacted total Stockholders' Equity by $5.9 million. The increase resulted from the weakening of the U.S. dollar against most of the major currencies of the Company's overseas operations.

         Alexander & Alexander Services Inc. & Subsidiaries (the Company)
           Management's Discussion and Analysis of Financial Condition
                               and Results of Operations (continued)
          ----------------------------------------------------------------

          At March 31, 1995, the Company has an accumulated deficit of $252.7 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. At March 31, 1995, the current maximum amount of unrestricted funds the Company has available to pay Common Stock dividends under Maryland law equaled approximately $ 250.2 million. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 11 of the Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividends. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend-paying shares associated with the Class A and Class C Common stock.

          As described in Notes 7 and 11 of the Unaudited Notes to Financial Statements, the Company believes its most significant litigation matters and other contingencies have been settled.

          The Company believes that cash flow from operations, along with current cash balances, supplemented by the remaining proceeds from the sale of the Series B Convertible Preferred Shares and asset sales, will be sufficient to fund working capital as well as all other obligations on a timely basis. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements.

                            PART II.  OTHER INFORMATION
                 Alexander & Alexander Services Inc. & Subsidiaries
                 --------------------------------------------------

        Item 1. Legal Proceedings

          Reference is made to Part I, Note 11 of the Unaudited Notes to Financial Statements and to MD&A hereof as to the Company's discussion of the Mutual Fire litigation and related contingencies which is incorporated herein by reference in its entirety.


        Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.        Item
               -----------        ----

                 11.0            Statement  Re: Computation of per Common
                                 Share Earnings

                 27.0            Financial Data Schedule

          (b)  Current Reports on Form 8-K

               Current Report on Form 8-K was filed on March 15, 1995 regarding (i) earnings for the year ended and the quarter ended December 31, 1994; (ii) completion of Sphere Drake transaction, (iii) settlement with the Shand/Evanston Group, Inc.; (iv) sale of the Company's minority interest in Noble Grossart Holdings Limited; (v) sale of Alexsis, Inc.; (vi) adoption of Non-Employee Director Deferred Compensation
               Program (the "NEDD Plan"); and (vii) election of E. Gerald Corrigan and Ronald A. Iles to the Company's board of directors.

               Current Report on Form 8-K was filed on March 28, 1995 regarding (i) Company's new credit facility; (ii) settlement of the Mutual Fire litigation and related disputes; and (iii) election of Edward F. Kosnik to the Company's board of directors.

                                   SIGNATURE
                                   ---------





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 1995.







                         ALEXANDER & ALEXANDER SERVICES INC.
                         -----------------------------------
                                      (Registrant)



                         BY:/s/ Edward F. Kosnik              May 15, 1995
                            ----------------------------------------------
                                Edward F. Kosnik              Date
                                Executive Vice President &
                                Chief Financial Officer

                        ALEXANDER & ALEXANDER SERVICES INC.

                           Quarterly Report on Form 10-Q
                        For the Quarter Ended March 31, 1995

                                 INDEX TO EXHIBITS

        Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:


        Exhibit                                                Page No.
        -------                                                --------

        11.0      Statement RE:  Computation of per Common
                  Share Earnings                                 35

        27.0      Financial Data Schedule                        36