Form 10-Q
period 1995-06-30
ALEXANDER & ALEXANDER SERVICES INC
filed 1995-08-14
CIK 3449

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended       June 30, 1995
                                                 -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ---------------     ---------------

                         Commission File Number 1-8282
                                                ---------------

                      Alexander & Alexander Services Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                   52-0969822
-----------------------------------------      --------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)               No.)


     1185 Avenue of the Americas
         New York, New York                                 10036
-----------------------------------------      --------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (212) 840-8500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
The number of shares of Common Stock, $1 par value, outstanding as of August 1, 1995 was 41,939,292.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of August 1, 1995 was 2,002,597.

The number of shares of Class C Common Stock, $1 par value, outstanding as of August 1, 1995 was 365,335.

No shares of Class D Common Stock, $1 par value, were outstanding as of August 1, 1995.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES





                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

     Item 1.  Financial Statements:

         Unaudited Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1995 and 1994..................2

         Condensed Consolidated Balance Sheets, as of
            June 30, 1995(Unaudited) and December 31, 1994.....................3

         Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1995 and 1994.............................5

         Unaudited Notes to Financial Statements...............................7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................22

Part II.  Other Information:

     Item 1.  Legal Proceedings...............................................40

     Item 4.  Submission of Matters to a Vote of Security Holders.............40

     Item 6.  Exhibits........................................................41

                           Alexander & Alexander Services Inc. and Subsidiaries
                                       PART I. FINANCIAL INFORMATION
                                       -----------------------------
                                       Item 1. Financial Statements
                              Unaudited Consolidated Statements of Operations
                         For the Three and Six Months Ended June 30 1995 and 1994
                         --------------------------------------------------------
                                  (in millions, except per share amounts)

                                                    Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                    ------------------       ----------------
                                                      1995       1994         1995      1994
                                                      ----       ----         ----      ----
Operating revenues:
  Commissions and fees                               $311.4     $322.8       $619.7   $634.6
  Fiduciary investment income                          16.7       12.3         32.6     23.5
                                                     ------     ------       ------   ------
     Total                                            328.1      335.1        652.3    658.1
                                                     ------     ------       ------   ------

Operating expenses:
  Salaries and benefits                               186.4      200.5        368.5    401.2
  Other                                               102.5      120.0        202.9    237.1
                                                     ------     ------       ------   ------
     Total                                            288.9      320.5        571.4    638.3
                                                     ------     ------       ------   ------

Operating income                                       39.2       14.6         80.9     19.8
                                                     ------     ------       ------   ------

Other income (expenses):
  Investment income                                     4.4        1.5          9.3      3.5
  Interest expense                                     (5.0)      (3.7)        (9.5)    (7.2)
  Other                                                 2.4       (3.3)        32.8     (6.5)
                                                     ------     ------       ------   ------
     Total                                              1.8       (5.5)        32.6    (10.2)
                                                     ------     ------       ------   ------
Income before income taxes and
  minority interest                                    41.0        9.1        113.5      9.6
Income taxes                                          (17.2)      (4.0)       (43.7)    (3.8)
                                                     ------     ------       ------   ------

Income before minority interest                        23.8        5.1         69.8      5.8
Minority interest                                      (1.1)      (1.3)        (5.4)    (3.8)
                                                     ------     ------       ------   ------

Income from continuing operations                      22.7        3.8         64.4      2.0
Loss from discontinued operations                        -        (6.0)          -      (6.0)
                                                     ------     ------       ------   ------
Income (loss) before cumulative effect of
  change in accounting                                 22.7       (2.2)        64.4     (4.0)
Cumulative effect of change in
  accounting                                             -          -            -      (2.6)
                                                     ------     ------       ------   ------
Net income (loss)                                      22.7       (2.2)        64.4     (6.6)

Preferred stock dividends                              (6.3)      (2.1)       (12.5)    (4.2)
                                                     ------     ------       ------   ------

Earnings (loss) attributable to common
  shareholders                                       $ 16.4     $ (4.3)      $ 51.9   $(10.8)
                                                     ======     ======       ======   ======

PER SHARE INFORMATION:
----------------------
Primary earnings per share:
  Income (loss) from continuing operations           $ 0.37     $ 0.04       $ 1.17   $(0.05)
  Loss from discontinued operations                      -       (0.14)          -     (0.14)
  Cumulative effect of change in accounting              -          -            -     (0.06)
                                                     ------     ------       ------   ------
  Net income (loss)                                  $ 0.37     $(0.10)      $ 1.17   $(0.25)
                                                     ======     ======       ======   ======
Average common and common equivalent shares
  outstanding                                          44.6       43.6         44.4   $ 43.5
                                                     ======     ======       ======   ======

Fully diluted earnings per share:
  Income (loss) from continuing operations           $ 0.36     $ 0.04       $ 1.06   $(0.05)
  Loss from discontinued operations                      -       (0.14)          -     (0.14)
  Cumulative effect of change in accounting              -          -            -     (0.06)
                                                     ------     ------       ------   ------
  Net income (loss)                                  $ 0.36     $(0.10)      $ 1.06   $(0.25)
                                                     ======     ======       ======   ======
Average common shares outstanding, assuming
  full dilution                                        57.0       43.6         56.9     43.5
                                                     ======     ======       ======   ======
Cash dividends per common share                      $0.025     $0.025       $0.050   $0.275
                                                     ======     ======       ======   ======
                                      See accompanying notes to financial statements.
                                                            2

              Alexander & Alexander Services Inc. and Subsidiaries
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                     Condensed Consolidated Balance Sheets
                June 30, 1995 (Unaudited) and December 31, 1994
                ------------------------------------------------
                                 (in millions)

                                                          June 30,  December 31,
                                                            1995        1994
                                                          --------  ------------
ASSETS
------

Current assets:
  Cash and cash equivalents:
     Operating                                            $  216.2     $  248.7
     Fiduciary                                               664.5        428.5
  Short-term investments:
     Operating                                                 8.7         19.2
     Fiduciary                                               253.9        292.2
  Premiums and fees receivable (less
   allowance for doubtful accounts
   of $24.2 in 1995 and $23.7 in 1994)                     1,282.9      1,206.1
  Deferred income taxes                                       24.9         71.5
  Other current assets                                        89.3        120.7
                                                           --------     --------
        Total current assets                               2,540.4      2,386.9

Property and equipment - net                                 123.1        138.0
Intangible assets - net                                      173.5        175.1
Deferred income taxes                                        116.3         87.1
Long-term operating investments                               73.1         64.1
Other                                                         99.9         94.5
                                                           --------     --------
                                                           $3,126.3     $2,945.7
                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Premiums payable to insurance companies                 $2,000.2     $1,738.3
  Short-term debt                                              0.6          1.0
  Current portion of long-term debt                           12.6         17.1
  Deferred income taxes                                        9.1          8.5
  Accrued compensation and related benefits                   50.8         60.0
  Income taxes payable                                        43.1         66.3
  Other accrued expenses                                     166.2        258.1
                                                           --------     --------
       Total current liabilities                           2,282.6      2,149.3
                                                           --------     --------

Long-term liabilities:
  Long-term debt                                             155.4        132.7
  Deferred income taxes                                       15.9         13.4
  Net liabilities of discontinued operations                  44.3         56.8
  Other                                                      231.7        266.0
                                                           --------     --------
       Total long-term liabilities                           447.3        468.9
                                                           --------     --------

Commitments and contingent liabilities
  (Notes 6, 7 and 11)

8% Series B cumulative convertible preferred
  stock contingency (Note 11)                                 10.0         10.0
                                                           --------     --------
                See accompanying notes to financial statements.

                                  -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
               Condensed Consolidated Balance Sheets (continued)
                June 30, 1995 (Unaudited) and December 31, 1994
              ----------------------------------------------------

                                 (in millions)

                                                        June 30,    December 31,
                                                          1995         1994
                                                       ---------    ------------

Stockholders' equity:
 Preferred stock, authorized 15 shares, $1 par value:
   Series A junior participating preferred
     stock, issued and outstanding, none               $     -        $     -
   $3.625 Series A convertible preferred stock,
     issued and outstanding 2.3 and 2.3 shares,
     respectively, liquidation preference of
     $115 million                                            2.3            2.3
   8% Series B cumulative convertible preferred
     stock, issued and outstanding, 4.3 and 4.1
     shares, respectively, liquidation preference
     of $215 million and $205 million, respectively          4.3            4.1
 Common stock, authorized 200 shares, $1 par
   value; issued and outstanding 41.9
   and 41.5 shares, respectively                            41.9           41.5
 Class A common stock, authorized 26 shares,
   $.00001 par value; issued and outstanding
   2.0 and 2.3 shares, respectively                           -              -
 Class C common stock, authorized 11 shares,
   $1 par value; issued and outstanding
   0.4 and 0.4 shares, respectively                          0.4            0.4
 Class D common stock, authorized 40 shares,
   $1 par value; issued and outstanding,
   none                                                       -              -
 Paid-in capital                                           625.4          615.0
 Accumulated deficit                                      (237.4)        (287.1)
 Net unrealized investment gains - net of
   deferred income taxes                                     4.6            1.5
 Accumulated translation adjustments                       (55.1)         (60.2)
                                                        --------       --------
     Total stockholders' equity                            386.4          317.5
                                                        --------       --------
                                                        $3,126.3       $2,945.7
                                                        ========       ========
                See accompanying notes to financial statements.

             Alexander & Alexander Services Inc. and Subsidiaries
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                Unaudited Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
             ----------------------------------------------------
                                 (in millions)

                                                           Six Months Ended
                                                               June 30,
                                                           -----------------
                                                           1995         1994
                                                           ----         ----
Cash provided (used) by:

Operating activities:
  Income from continuing operations                       $  64.4      $   2.0
  Adjustments to reconcile to net cash
    used by operating activities:
      Depreciation and amortization                          22.4         26.0
      Deferred income taxes                                  17.1         19.0
      Gains on sales of subsidiaries                        (32.0)         --
      Other                                                   6.3          6.7

  Changes in assets and liabilities (net of
    effects from acquisitions and dispositions):
      Net fiduciary cash and cash equivalents and
       short-term investments                              (181.5)      (128.5)
Premiums and fees receivable                                (67.7)        34.5
      Other current assets                                  (15.5)        (9.2)
      Other assets                                          (10.3)        14.7
      Premiums payable to insurance companies               231.4        113.2
      Other accrued expenses                               (100.9)       (74.6)
      Other long-term liabilities                            (3.7)        (9.3)

  Discontinued operations (net)                             (12.5)        (7.3)
  Cumulative effect of change in accounting                   --          (2.6)
                                                          -------      -------

      Net cash used by operating activities                 (82.5)       (15.4)
                                                          -------      -------

Investing activities:
  Net purchases of property and equipment                    (7.5)       (10.9)
  Purchases of businesses                                    (2.0)        (0.7)
  Proceeds from sales of subsidiaries and
    other assets                                             87.8          0.4
  Purchases of operating investments                        (85.8)        (5.1)
  Sales/maturities of operating investments                  89.2          6.8
                                                          -------      -------

      Net cash provided (used) by investing
         activities                                          81.7         (9.5)
                                                          -------      -------













                See accompanying notes to financial statements.

                                  -Continued-
                                       5

             Alexander & Alexander Services Inc. and Subsidiaries
                   PART I. FINANCIAL INFORMATION (continued)
                           ----------------------
                    Item 1. Financial Statements (continued)
          Unaudited Consolidated Statements of Cash Flows (Continued)
                For the Six Months Ended June 30, 1995 and 1994
          -----------------------------------------------------------
                                 (in millions)

                                                              Six Months Ended
                                                                   June 30,
                                                            -------------------
                                                              1995        1994
                                                              ----        ----

Financing activities:
  Cash dividends                                            $ (6.4)     $(16.1)
  Proceeds from issuance of short-term debt                    0.1        11.4
  Payments of short-term debt                                 (0.6)      (14.5)
  Proceeds from issuance of long-term debt                     0.4         0.7
  Repayments of long-term debt                               (30.2)       (1.8)
  Issuance of common stock                                     0.1         0.3
                                                            ------      ------

      Net cash used by financing activities                  (36.6)      (20.0)
                                                            ------      ------

Effect of exchange rate changes on operating
  cash and cash equivalents                                    4.9         3.2
Operating cash and cash equivalents at
  beginning of year                                          248.7       151.5
                                                            ------      ------
Operating cash and cash equivalents at end
  of period                                                 $216.2      $109.8
                                                            ======      ======

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                               $  9.1      $  8.0
     Income taxes                                             59.9        24.6

Non-cash investing and financing activities:
  Notes payable issued for contingency
    settlements                                             $ 45.7      $  --
  Series B cumulative convertible preferred
    stock dividends-in-kind                                    8.4         --
  Common stock issued for employee benefit and
    stock plans                                                2.1         1.3
  Common stock issued for non-employee stock
    plans                                                      0.3         --
  Note receivable established for
    contingency settlement                                     1.3         --




               See accompanying notes to financial statements.

      Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

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

3. Restructuring Charges

    In the fourth quarter of 1994, management committed to a formal plan of restructuring the Company's operations and recorded a $69 million pre-tax charge ($45.1 million after-tax, or $1.03 per share). The restructuring charge included $25.2 million to consolidate real estate space requirements at 48 offices worldwide, and $43.8 million for voluntary early retirement programs and involuntary workforce reductions involving approximately 1,100 positions, of which 650 were in the U.S.

    The involuntary severance portion of the charge amounted to $22.9 million and reflected the elimination of 898 positions worldwide. The voluntary early retirement program was accepted by 208 employees prior to December 31, 1994 and amounted to $20.9 million of the charge. Of these amounts, $5.9 million will be paid from various pension plans of the Company. During the first six months of 1995, the Company paid $10 million of these liabilities. The Company expects to pay an additional $9.3 million of the remaining balance of $22.5 million throughout the remainder of 1995 with the remaining balance paid in the form of annuities, generally over periods of fifteen years or less.

    The charge associated with real estate activities relates to the closure, abandonment and downsizing of office space globally, including 34 locations in the U.S. The Company anticipates that these actions will be completed by the end of 1995. The costs include primarily remaining lease obligations and write-offs of leasehold improvements and fixed assets. During the first six months of 1995, the Company paid $5 million of these liabilities and wrote-off assets of $1 million. The Company, expects to pay an additional $4.9 million of the remaining $14.2 million cash portion of these liabilities throughout the remainder of 1995. The cash portion of the remaining liabilities, excluding the fixed asset and leasehold improvement write-offs of approximately $4.2 million, will be paid out over the remaining lease periods, which range from one to ten years.

      Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

4. Dispositions

    In the second quarter of 1995, the Company sold two small operations for gross proceeds of $1.9 million with total pre-tax gains of $1.4 million.

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

5. Other Income and Expenses

   Other non-operating income (expenses) is comprised of the following:

                                         Three Months Ended   Six Months Ended
                                            June 30, 1995          June 30,
                                         -------------------  ----------------
                                           1995      1994       1995     1994
                                           ----      ----       ----     ----
   Gains on sales of subsidiaries
      (See Note 4)                         $1.4     $ --       $32.0    $ --
   Litigation costs                         --       (2.9)      (0.1)    (5.4)
   Other                                    1.0      (0.4)       0.9     (1.1)
                                           ----     -----      -----    -----
                                           $2.4     $(3.3)     $32.8    $(6.5)
                                           ====     =====      =====    =====
   Litigation costs in 1994 are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

6. Income Taxes

    During 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. On February 28, 1995, the Company paid the amounts due for such years and charged the tax and net interest totaling $35.6 million against previously established reserves.

    In 1994, the Company received a Notice of Proposed Adjustment from the IRS in connection with the examination of its 1990 and 1991 U.S. federal income tax returns, proposing an increase in taxable income for the 1991 year which, if sustained, would result in additional tax liability estimated by the Company at $50 million, excluding interest and penalties. This proposed adjustment relates to intercompany transactions involving the stock of a United Kingdom subsidiary.

    The Company disagrees with the IRS position on this issue. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are meritorious defenses to the proposed adjustment and substantial arguments to sustain the Company's position and that the Company should prevail in the event this issue is litigated.
                                       8

      Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

6. Income Taxes (continued)

    A similar set of transactions occurred in 1993 for which the IRS could propose an increase in taxable income which would result in an additional tax liability estimated by the Company at $25 million, excluding interest and penalties. The Company's 1993 tax return is not currently under examination. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the consolidated financial statements.

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

    A summary of the net liabilities of discontinued operations is as follows:

                                                 As of           As of
                                             June 30, 1995 December 31, 1994
                                             ------------- -----------------

    Liabilities:
      Insurance liabilities                      $272.7          $277.6
      Other                                        16.5            31.4
                                                 ------          ------
       Total liabilities                          289.2           309.0
                                                 ------          ------

    Assets:
      Recoverable under finite risk contracts:
         Insurance liabilities                    133.4           135.7
         Premium adjustment                        10.8            10.8
      Reinsurance recoverables                     60.1            64.2
      Cash and investments                         21.5            23.6
      Other                                        12.1            10.9
                                                 ------          ------
       Total assets                               237.9           245.2
                                                 ------          ------

    Total net liabilities of discontinued
      operations                                   51.3            63.8
      Less current portion classified as
        other accrued expenses                      7.0             7.0
                                                 ------          ------

    Remainder classified as net liabilities
      of discontinued operations                 $ 44.3          $ 56.8
                                                 ======          ======
                                       9

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ----------------------------------------
                  (in millions, except per share information)

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

    The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At June 30, 1995, the Company had recorded $8 million of the deductible.

    On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At June 30, 1995, recoveries were limited to $112 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

    The Company's right to terminate the contract entered into in 1994 is subject to the consent of American International Group, Inc. (AIG) as long as AIG is the holder of certain shares of the Company's stock. In addition, the reinsurance company also has the right, under certain circumstances, the occurrence of which is currently considered to be remote by the Company, to terminate that contract.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

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

    Insurance liabilities in excess of recorded liabilities could develop in the future. Based on independent actuarial estimates of the amount and timing of claim payments, it is reasonably possible that such additional liabilities of $189 million, net of estimated amounts recoverable for paid losses under the finite risk contracts of $117 million, could amount to $72 million. However, management currently believes that such additional insurance liabilities are not likely to develop.

    Changes in the total net liabilities of discontinued operations for the six months ended June 30, 1995 are as follows:

    Beginning balance                       $ 63.8
      Claims and expense payments            (12.1)
      Other                                   (0.4)
                                            ------
    Ending balance                          $ 51.3
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

8. Per Share Data

   Primary earnings per share are computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of shares of Common Stock and their equivalents (Class A and Class C Common Stock) outstanding during the period and, if dilutive, shares issuable upon exercise of stock options. The $3.625 Series A Convertible Preferred Stock and the 8% Series B Cumulative Convertible Preferred Stock are not Common Stock equivalents.

   Fully diluted earnings per share are computed by dividing earnings attributable to common shareholders plus preferred dividends and interest expense, net of tax, on the convertible subordinated debentures by the weighted average number of common shares outstanding during the period after giving effect to the exercise of stock options, the conversion of preferred stock and the conversion of convertible subordinated debentures (in each instance if dilutive). The computations of fully diluted earnings per share for the three and six months ended June 30, 1994 were antidilutive; therefore, the amounts for primary and fully diluted earnings per share were the same.
                                       11

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

9.  Investments

    Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. At June 30, 1995, net unrealized holding gains totaled $4.6 million, net of deferred income taxes of $1.6 million, and are reported as a separate component of Stockholders' Equity. During the six months ended June 30, 1995, the net unrealized holding gains increased by approximately $3.1 million and proceeds from sales of securities totaled $58.6 million with gross realized gains totaling $0.4 million.

    The amortized cost and estimated fair value of the Company's debt and equity securities and financial instruments used to hedge the existing and anticipated fiduciary portion of such investments as of June 30, 1995 are summarized below:
                                                 Gross       Gross    Estimated
                                   Amortized   Unrealized  Unrealized   Fair
                                     Cost        Gains       Losses     Value
                                   ----------  ----------- ---------- ---------
    U.S. Government agencies/
       state issuances             $     6.8   $     -     $      -    $    6.8
    Other interest-bearing
       securities                       91.9         -            -        91.9
    Mortgage-backed securities          23.0         -            -        23.0
    Equity securities                    3.7        5.8           -         9.5
    Financial instruments - used
       as hedges                          -         0.7         (0.3)       0.4
                                   ---------   --------    ---------   --------
         Total                     $   125.4   $    6.5    $    (0.3)  $  131.6
                                   =========   ========    =========   ========

    The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheet at June 30, 1995 as follows:

      Cash and cash equivalents:
        Operating                              $   14.7
        Fiduciary                                  65.3
      Short-term investments:
        Operating                                   0.9
        Fiduciary                                  22.6
      Long-term operating investments              28.1
                                               --------
            Total                              $  131.6
                                               ========

    The amortized cost and estimated fair value of debt securities at June 30, 1995 by contractual maturity are summarized below:
                                                                Estimated
                                               Amortized           Fair
                                                  Cost            Value
                                               ---------        ---------
    Due in one year or less                    $    93.5        $    93.5
    Due after one year through five years            4.9              4.9
    Due after five years through ten years           0.2              0.2
    Due after ten years                              0.1              0.1
                                               ---------        ---------
                                                    98.7             98.7
    Mortgage-backed securities                      23.0             23.0
                                               ---------        ---------
      Total debt securities                    $   121.7        $   121.7
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

     Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

10. Debt

    On March 27, 1995, the Company's then existing credit agreement was replaced by a new $200 million three-year facility with various banks which expires in March 1998. The agreement provides for unsecured borrowings, including up to $100 million of letters of credit, and contains various covenants, including minimum consolidated tangible capital funds, minimum consolidated tangible net worth, maximum leverage and minimum cash flow requirements. The Company currently believes that the covenant regarding minimum cash flow coverage is the most restrictive. This covenant requires that the ratio of earnings before interest, taxes, depreciation and amortization to interest expense and cash dividends exceed 4.25 to 1. At June 30, 1995, this ratio was 8.86 to 1. In addition, the occurrence of a "Special Event" under the AIG Agreement, which if not waived by AIG, would constitute an event of default under the new agreement. Interest rates charged on amounts drawn on this credit agreement are dependent upon numerous variables, including the Company's credit ratings, the duration of the borrowings and whether such borrowings are made by the Company or its domestic or foreign subsidiaries. Interest rates are based upon various published rates, including the prime lending rate, certificate of deposit rates, federal funds borrowing rates and LIBOR. During the second quarter of 1995, the Company arranged a $10 million letter of credit under the agreement. The Company has full and immediate access to the remaining $190 million credit line at June 30, 1995.

    On March 27, 1995, the Company, Shand Morahan and Company, Inc. (Shand) and the rehabilitator of Mutual Fire Marine and Inland Insurance Company (Mutual
    Fire) entered into a settlement agreement which was subsequently approved by the courts and which terminated the rehabilitator's litigation and released the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company paid $12 million in cash into an escrow account on April 1, 1995 and issued a $35 million six-year zero-coupon note with a present value of $25.9 million, secured by a letter of credit, using a discount rate of 9.3%. The cash and note were released from escrow on June 9, 1995. The note is payable in six equal, consecutive annual installments, commencing on or before the first day of April 1996. A partial payment of $0.3 million was paid on the note in June 1995. (See
    Note 11 of the Unaudited Notes to Financial Statements.)

    In March 1995, a U.S. subsidiary prepaid an unsecured $10 million term loan with a bank which was due August 1995.

    In January 1995, the Company negotiated the settlement of certain obligations relating to the 1987 sale of Shand. Under the terms of the settlement, the Company paid $14 million in cash, issued a five year interest bearing note in the principal amount of $14 million and expects to pay a net contingent obligation of $4.5 million ($5.8 million contingent notes payable less $1.3 million contingent note receivable). In June 1995, the $14 million note payable was prepaid in whole, as well as $1.8 million of the contingent notes payable. In addition, $1.3 million of cash was received for payment of the contingent note receivable. The remaining contingent note payable of $4 million is due within five years of the agreement date and payable on demand.
    (See Note 11 of the Unaudited Notes to Financial Statements.)

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

11. Contingencies (continued)

    In 1987, the Company sold Shand, its domestic underwriting management subsidiary. Prior to the sale, Shand and its subsidiaries had provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire. Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In February 1991, the rehabilitator filed a complaint in the Commonwealth court against Shand and the Company. The case was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania and is captioned Foster v. Alexander & Alexander Services Inc., 91 Civ. 1179. The complaint, which sought compensatory and punitive damages, alleged that Shand and, in certain respects, the Company breached duties to and agreements with, Mutual Fire. The rehabilitator, through an expert's report, indicated that the alleged damages are approximately $234 million, a conclusion with which the Company, based on substantial arguments, strongly disagreed.

    On March 27, 1995, the Company, Shand and the rehabilitator entered into a settlement agreement which was subsequently approved by the courts and which terminated the rehabilitator's litigation and released the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company had paid $12 million in cash into an escrow account on April 1, 1995 and issued a $35 million six-year zero-coupon note with a present value of $25.9 million, secured by a letter of credit, using a discounted rate of 9.3%. The cash and note were released from escrow on June 9, 1995. In addition, Shand has returned $4.6 million of trusteed assets to the rehabilitator, and the rehabilitator has eliminated any right of set-offs previously estimated to be $4.7 million. The Mutual Fire settlement agreement includes certain features protecting the Company from potential exposure to claims for contribution brought by third parties and expenses arising out of such claims. Although the Company's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, the Company has instituted a declaratory judgment action attempting to validate coverage up to $32.5 million (Alexander & Alexander Services Inc. and Alexander & Alexander Inc., plaintiffs, against those certain underwriters at Lloyd's, London, England, subscribing to insurance evidenced by policy numbers 879/P. 31356 and 879/P. 35349 and Assicurazioni Generali, S.P.A., defendants No. 92 Civ. 6319 (S.D.N.Y.)).
    All required documents in this case have been submitted to the court, and the Company is awaiting a decision on this matter. In the fourth quarter of 1994, the Company increased its previously established reserves of $10 million for Mutual Fire based on an estimated settlement amount, and recorded a pre-tax charge of $37.2 million ($24.2 million after-tax or $0.55 per share).

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

11. Contingencies (continued)

    Starting in late 1992, the purchaser of Shand had asserted a number of claims under both the Mutual Fire indemnification provision and the errors-and-omissions indemnification provision of the sales agreement. Most of those claims have been resolved by a series of settlement agreements with the purchasers of Shand, involving the settlement or release of (a) claims relating to reinsurance recoverables due to Shand's subsidiaries from Mutual Fire, (b) claims relating to deterioration of reserves for business written by Mutual Fire and ceded to Shand's subsidiaries, and (c) a number of errors-and-omissions claims by third-party reinsurers against Shand. Under the settlement agreement entered into in January 1995, covering the errors-and-omissions claims by third-party reinsurers, the Company obtained from the purchasers of Shand a release and limitation of indemnification obligations relating to certain third-party errors-and-omissions claims, and restructured the contractual relationship with the purchaser so that the parties' future interests as to third-party claims are more closely aligned. The Company paid $14 million in cash, issued a five-year interest bearing note in the principal amount of $14 million and expects to pay a net contingent obligation of $4.5 million. In the fourth quarter of 1994, the Company recorded a pre-tax charge of $32.5 million ($21.1 million after-tax, or $0.48 per share) associated with this settlement. In June 1995, the $14 million note payable was prepaid in whole, as well as $1.8 million of the contingent notes payable. In addition, $1.3 million of cash was received for payment of the contingent note receivable. The remaining contingent note payable of $4 million is due within five years of the agreement date and payable on demand.

    Notwithstanding these settlements with the purchasers of Shand, the limitation of certain contract obligations and the restructuring of the parties' relationship, some of the Company's indemnification provisions under the 1987 agreement are still in effect. As a result, there remains the possibility of substantial exposure under the indemnification provisions of the 1987 agreement, although the Company, based on current facts and circumstances, believes the possibility of a material loss resulting from these exposures is remote.

    In November 1993, a class action suit was filed against the Company and two of its directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). On January 6, 1995, the plaintiff filed a second amended complaint which, among other things, dropped Mr. White as a defendant. The second amended complaint purports to assert claims on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to November 4, 1993, alleging that during this period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in-progress. The second amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The defendants have filed a motion to dismiss the second amended complaint. Management of the Company believes that there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously dispute this claim. The Company currently believes that this action is covered by the Company's insurance program and that the reasonably possible loss that might result, if any, would not be material to the Company's financial position or results of operations.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

11. Contingencies (continued)

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

    Under the AIG Agreement, the Company has agreed to make certain payments to AIG pursuant to indemnifications given with respect to the Company's balance sheet as of March 31, 1994. Pursuant to an amendment to the AIG Agreement, dated November 10, 1994, the Company's potential exposures under the indemnification, individually or in the aggregate, were limited to $10 million. Pursuant to a second amendment, dated March 16, 1995, the indemnification was further limited to cover only tax payments and reserves in excess of recorded tax reserves as of March 31, 1994. As a result of this indemnification, the Company has classified $10 million of the proceeds from the issuance of the Series B Convertible Preferred Shares outside stockholders' equity until such time as the indemnification, if any, is satisfied or terminated.

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

    Gains and losses on contracts which are designated as hedges of firm commitments are deferred until the settlement dates. Contracts which are not designated as hedges are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at June 30, 1995 was $2.1 million.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

12. Financial Instruments (continued)

    Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. At June 30, 1995, the Company had $20 million notional principal of written foreign exchange options outstanding. Based on foreign exchange rates at June 30, 1995, the Company recognized a current liability of $0.4 million, consisting of unamortized premiums, representing the estimated cost to settle these options at that date. At December 31, 1994, the Company's foreign exchange options could have been exercised at a nominal cost to the Company.

    At June 30, 1995, the Company had approximately $89 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pounds sterling, and approximately $33.1 million notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars. In addition, at June 30, 1995, the Company had no foreign exchange contracts outstanding related to intercompany loans.

    The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities are marked to market in accordance with SFAS No. 115. At June 30, 1995, an unrealized gain of $0.4 million on interest rate swaps and forward rate agreements which hedge existing and anticipated fiduciary investments with maturities of three months or less was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

12. Financial Instruments (continued)

    At June 30, 1995 and December 31, 1994 the Company had the following interest rate swaps and forward rate agreements in effect, by year of final maturity:


                                             June 30, 1995
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1995                   $345.9          7.38%       $445.9          6.68%
    1996                    434.9          7.31         144.0          6.55
    1997                    124.0          6.90            -            -
    1998                     46.0          7.24            -            -
                           ------          ----        ------          ----
         Total             $950.8          7.28%       $589.9          6.65%
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

    The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. At June 30, 1995, the estimated cost to settle these options was nominal. At December 31, 1994, the Company recognized a current liability of $1.3 million, representing the estimated cost to settle these options at that date. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

12. Financial Instruments (continued)

    At June 30, 1995 and December 31, 1994, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                            June 30, 1995
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1996                   $44.0          5.43%         $10.0         4.60%
    1997                    16.0          8.50             -            -
    1998                    10.0          8.50             -            -
                           -----          ----          -----         ---
         Total             $70.0          6.57%         $10.0         4.60%
                           =====          ====          =====         ====


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
                           =====          ====          =====         ====

    The above financial instruments are purchased from large international banks and financial institutions with strong credit ratings. Credit limits are established based on such credit ratings and are monitored on a regular basis. Management does not anticipate incurring any losses due to non-performance by these institutions. In addition, the Company monitors the market risk associated with these agreements by using probability analyses, external pricing systems and information from banks and brokers.
    The following methods and assumptions were used in estimating the fair value of each class of financial instrument. The fair values of short-term and long-term investments were estimated based upon quoted market prices for the same or similar instruments. The fair value of long-term debt, including the current portion, was estimated on the basis of market prices for similar issues at current interest rates for the applicable period. The fair value of interest rate swaps and forward rate agreements was estimated by discounting the future cash flows using rates currently available for agreements of similar terms and maturities. The fair value of foreign exchange forward contracts and foreign exchange option agreements was estimated based upon applicable period-end exchange rates. The fair value of interest rate options was estimated based upon market quotes of the cost to settle these agreements. The carrying amounts of the Company's other financial instruments approximate fair value due to their short-term maturities.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
                    Item 1. Financial Statements (continued)
                    Unaudited Notes to Financial Statements
                    ---------------------------------------
                  (in millions, except per share information)

12. Financial Instruments (continued)

    The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments that are not carried at fair value.

                                   As of June 30, 1995   As of December 31, 1994
                                   -------------------   -----------------------
                                  Carrying     Estimated  Carrying     Estimated
                                   Amount     Fair Value   Amount     Fair Value
                                  --------    ----------  --------    ----------
    Long-term debt, including
      current portion               $168.0      $168.7     $149.8       $146.4
    Foreign exchange forward
      contracts                        2.1         2.1        1.6          2.6
    Interest rate swaps and
      forward rate agreements          0.4         3.2       (2.8)        (8.2)

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
      -------------------------------------------------------------------

    OVERVIEW

    The Company's insurance broking revenues are generally affected by premium rates charged by insurance companies in the property and casualty markets and the overall available market capacity. Since the mid-to-late 1980s, commission and fee growth has been constrained due to soft pricing and excess capacity and the resultant intense competition among insurance carriers and brokers for market share. The Company's investment income earned on fiduciary funds is generally affected by short-term interest rate levels. A downward trend in interest rates occurred in the early 1990's. However, short-term interest rates have risen since the latter half of 1994.

    The Company's 1994 restructuring and related initiatives in part reflect management's view that insurance premium pricing will not improve significantly in the foreseeable future. Revenue growth will depend increasingly on the development of new products and services and new business generation.

    Revenue growth from the Company's human resource management consulting operations was impacted by uncertainty over health care reform in the U.S. Many clients postponed or reduced planned employee benefit reviews while waiting to analyze the impact of the potential governmental health care proposals. The Company anticipates slightly lower revenue growth in 1995 as a result of the restructuring program, including a decline in the number of U.S.-based consultants.

    Overall comparable operating expenses are expected to decline in 1995, resulting from implementing the plan of restructuring and other expense initiatives, including certain employee benefit cost reductions, tightening of travel and entertainment practices, elimination of certain employee perquisites and the consolidation of vendor and supply management. The Company has estimated that approximately $100 million of expense savings will be realized from these efforts; however, approximately one-half of such savings will be offset by investments in new technology, products and personnel to support revenue growth, as well as normal inflationary increases.

    The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and related notes.

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994
    -----------------------------------------

    Consolidated

    The Company reported net income of $22.7 million, or $0.37 per share on consolidated operating revenues of $328.1 million for the three months ended June 30, 1995. Fully diluted earnings per share for the quarter were $0.36.

    For the same period of 1994, the Company reported a net loss of $2.2 million, or $0.10 per share on a primary and fully diluted basis, on consolidated operating revenues of $335.1 million. These results include a $6 million, or $0.14 per share, charge to discontinued operations.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      --------------------------------------------------------------------

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    -----------------------------------------

    Operating Revenues

    Consolidated operating revenues were $328.1 million for the second quarter of 1995 compared to $335.1 million for the same period in 1994. Excluding the impact of both foreign currency fluctuations and the effects of dispositions, total revenues increased $15.1 million, or 4.9 percent over the 1994 second quarter.

    Commissions and Fees

    Total commissions and fees were $311.4 million for the second quarter of 1995 compared to $322.8 million for the same period in 1994. The sale of non-core operations reduced revenues in the second quarter of 1995 by $28.2 million and foreign exchange rates had a positive impact of $6.4 million. When adjusted for these items, total commissions and fees increased by $10.4 million, or 3.5 percent.

    Fiduciary Investment Income

    Investment income earned on fiduciary funds for the second quarter of 1995 increased by $4.4 million, or 36 percent, versus 1994 levels primarily due to higher average investment levels, particularly in the U.K. and higher worldwide interest rates, particularly in the U.S. and U.K.

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. The effect of these interest rate swap and forward rate agreements and interest rate options on the Company's fiduciary investment income was not significant in the second quarters of 1995 and 1994, respectively. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Unaudited Notes to Financial Statements.

    Operating Expenses

    Consolidated operating expenses were $288.9 million for the second quarter of 1995, a decrease of $31.6 million or 9.9 percent, versus the comparable quarter of 1994. After adjusting for a $28.4 million decrease resulting from the sale of non-core operations and an unfavorable foreign currency variance of $7.9 million, including hedging contracts gains and losses, operating expenses decreased $11.1 million, or 3.8 percent on a comparable basis.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    -----------------------------------------
    Operating Expenses (continued)

    Salaries and Benefits

    Consolidated salaries and benefits decreased by $14.1 million, or 7 percent in the second quarter of 1995 versus the same period in 1994. Excluding the $4.5 million unfavorable effect of changes in foreign exchange rates and an $16.3 million decrease resulting from operations sold, total salaries and benefits decreased $2.3 million versus the comparable quarter of 1994. Contributing to this decrease was an 8.5 percent decline in headcount, excluding the impact of sold operations, primarily due to early retirement programs and worldwide workforce reductions pursuant to the 1994 plan of restructuring. Also reflected in the second quarter decrease were lower employee benefit costs resulting from the Company's expense reduction initiatives. Somewhat offsetting these decreases was an increase in incentives attributable to improved sales and profit performance coupled with new long-term incentive compensation plans.

    Other Operating Expenses

    Consolidated other operating expenses decreased by $17.5 million, or 14.6 percent, in the second quarter of 1995 compared to 1994. Excluding the unfavorable impact of changes in foreign exchange rates, including hedging contracts gains and losses, and reductions resulting from dispositions of non-core businesses, other operating expenses decreased by $8.7 million, or
    8.1 percent, in 1995 versus 1994. This decline has resulted from implementing the 1994 plan of restructuring and other expense initiatives, including tightening of travel and entertainment practices and the elimination of certain employee perquisites.

    Other Income (Expenses)

    Investment Income

    Investment income earned on operating funds increased in the second quarter of 1995 by $2.9 million, or 193 percent over the comparable period in 1994. The increase is primarily due to interest income earned on the remaining proceeds from the July 1994 issuance and sale of the Company's 8% Series B cumulative convertible preferred stock.

    Interest Expense

    Interest expense increased by $1.3 million, or 35.1 percent, in the second quarter of 1995 versus 1994. The increase is due to a higher average debt level resulting from the $50 million borrowing in mid-1994 relating to a contract with a reinsurance company and the issuance of long-term notes payable upon settlement of the Shand and Mutual Fire contingencies during the first quarter of 1995.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    -----------------------------------------

    Other Income (Expenses) (continued)

    Other

    Other non-operating income (expenses) consists of the following:

                                               Three Months Ended June 30,
                                               ---------------------------
                                                     1995       1994
                                                     ----       ----
    Gains on sales of businesses                    $  1.4     $  -
    Litigation costs                                    -       (2.9)
    Other                                              1.0      (0.4)
                                                    ------     -----
                                                    $  2.4     $(3.3)
                                                    ======     =====

    During the second quarter of 1995, the Company sold two small operations for gross proceeds of $1.9 million and resulting pre-tax gains totaling $1.4 million.

    Litigation costs in 1994 are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

    Income Taxes

    The Company reported income tax expense of $17.2 million on pre-tax income of $41 million in the second quarter of 1995. The expense is higher than the expected tax expense of $14.3 million based on the U.S. statutory rate of 35 percent, primarily due to U.S. taxes on income earned by foreign subsidiaries and to state and local income taxes. Certain expenses which are not deductible, including amortization of goodwill also negatively affected the tax rate. Partially offsetting these factors is the favorable impact of foreign tax rates which were lower than the U.S. statutory rate.

    The Company reported income tax expense of $4 million on pre-tax income of $9.1 million in the second quarter of 1994. This compared to an expected tax expense of $3.2 million based upon the U.S. statutory rate of 35 percent. The tax rate was negatively impacted by the non-deductibility of certain expenses for tax purposes; including amortization of goodwill and entertainment expenses. Partially offsetting these factors were foreign tax rates which were lower than the U.S. statutory rate.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      --------------------------------------------------------------------

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    -----------------------------------------

    SEGMENT INFORMATION

    Insurance Services

    Operating results for the Insurance Services segment of the Company's operations are summarized below:


                                               Three Months Ended June 30,
                                               ---------------------------
                                                    1995        1994
                                                    ----        ----
    Operating revenues:
      Risk management and insurance services
        broking                                    $187.2      $206.4
      Specialist insurance and reinsurance
        broking                                      70.8        60.9
      Fiduciary investment income                    16.6        12.2
                                                   ------      ------
          Total operating revenues                  274.6       279.5
    Operating expenses                              229.9       254.1
                                                   ------      ------
    Operating income                               $ 44.7      $ 25.4
                                                   ======      ======

    Risk Management and Insurance Services Broking Revenues

    Worldwide risk management and insurance services broking commissions and fees decreased $19.2 million, or 9.3 percent, for the second quarter of 1995 compared to 1994. Reflected in this decrease are the impact of sold operations which reduced revenues by $28.2 million and a favorable foreign exchange rate variance of $4.4 million. After adjusting for these items, commissions and fees increased $4.6 million, or 2.6 percent.

    Increased commissions and fees of $2.3 million, $1.3 million and $0.5 million were reported in the U.S., Canadian and Asia-Pacific operations, respectively. These increases reflect new business production and higher client retention levels and include $1.7 million of non-recurring revenues in the U.S. operations.

    Specialist Insurance and Reinsurance Broking Revenues

    Total second quarter 1995 broking commissions and fees for the specialist insurance and reinsurance broking operations increased $9.9 million, or 16.3 percent, versus 1994 levels. Changes in foreign exchange rates increased second quarter 1995 broking revenues by $1 million. After adjusting for the effect of foreign exchange rates, commissions and fees increased $8.9 million or 14.6 percent. Of this increase, the U.K. operations and the U.S. operations reported gains of $2.2 million and $3.5 million, respectively.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      --------------------------------------------------------------------

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    -----------------------------------------

    Fiduciary Investment Income

    For the second quarter of 1995 investment income earned on fiduciary funds, held by the Company in connection with its broking services for the risk management and insurance services broking and the specialist and reinsurance broking operations was $8.3 million and $8.3 million, respectively, versus $7.3 million and $4.9 million, respectively, for the comparable period in 1994. Total Insurance Services investment income increased by $4.4 million, or 36.1 percent, versus 1994 levels. The increase was primarily due to higher average investment levels, particularly in the U.K., and higher worldwide interest rates, particularly in the U.S. and U.K.

    Operating Expenses

    Worldwide risk management and insurance services operating expenses for the second quarter of 1995 decreased $31.4 million, or 15.6 percent, versus the same period in 1994. Foreign exchange rate changes, including hedging contracts gains and losses increased expenses by $2.2 million in 1995. The effect of sold operations reduced operating expenses by $28.4 million in 1995. After adjusting for these items, total operating expenses decreased $5.2 million, or 3 percent. The U.S. operations reported decreased expenses of $7.1 million primarily resulting from the aforementioned restructuring and other expense initiatives undertaken in 1994. Partially offsetting this reduction were increases reported by the Asia-Pacific and Latin America operations of $0.7 and $1 million, respectively. The Asia-Pacific operations increased expenses were primarily due to the acquisition of a small brokerage business.

    Second quarter of 1995 operating expenses for the specialist and reinsurance broking operations increased $7.2 million, or 13.8 percent, versus 1994 levels. Foreign exchange rate variances, including hedging gains and losses, negatively impacted expenses by $4.7 million in 1995. Excluding the impact of foreign exchange rate variances, total operating expenses increased $2.5 million, or 4.8 percent, which includes expenses for new long-term incentive compensation plans.

    Human Resource Management Consulting

    Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:
                                                     For the Three Months Ended
                                                                June 30,
                                                     ---------------------------
                                                       1995               1994
                                                     --------          ---------
    Operating revenues:
      Commissions and fees                           $   53.4          $   55.5
      Fiduciary investment income                         0.1               0.1
                                                     --------          --------
         Total operating revenues                        53.5              55.6
                                                     --------          --------
    Operating expenses                                   50.5              54.9
                                                     --------          --------
    Operating income                                 $    3.0          $    0.7
                                                     ========          ========

    Human resource management consulting commissions and fees decreased by $2.1 million, or 3.8 percent, in the second quarter of 1995 compared to the same period in 1994. The impact of changes in foreign exchange rates on such revenues was an increase of $1 million in 1995. After adjusting for the favorable effect of changes in foreign exchange rates, commissions and fees decreased by $3.1 million, or 5.6 percent. This decrease is primarily attributable to consulting revenue shortfalls in the U.S. operations.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      --------------------------------------------------------------------

    THREE MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    -----------------------------------------

    Human Resource Management Consulting (continued)

    Operating expenses decreased by $4.4 million, or 8 percent, for the second quarter of 1995 compared to 1994. Reflected in this decrease were operating expense reductions of $3.6 million, $0.8 million and $0.8 million in the U.S., U.K. and Canadian operations, respectively, as a result of the aforementioned restructuring and other expense initiatives undertaken in 1994, partially offset by an unfavorable effect from changes in foreign exchange rates of $1 million.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994
    ---------------------------------------

    Consolidated

    The Company reported net income of $64.4 million, or $1.17 per share on consolidated operating revenues of $652.3 million for the six months ended June 30, 1995. Fully diluted earnings per share for the six months ended June 30, 1995 were $1.06. Included in the results is an after-tax gain of $20.8 million, or $0.47 per share, from the sale of Alexsis, the Company's U.S.-based third party administrator operation.

    For the six months ended June 30, 1994, the Company reported a net loss of $6.6 million, or $0.25 per share on a primary and fully diluted basis, on consolidated operating revenues of $658.1 million. These results included a $6 million, or $0.14 per share, loss from discontinued operations and a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

    Operating Revenues

    Consolidated operating revenues were $652.3 million for the first half of 1995, a decrease of $5.8 million, or 0.9 percent, from the corresponding period in 1994. Revenue comparisons were impacted by both foreign currency fluctuations and the effects of dispositions. After adjusting for the effect of these items, total revenues increased $32.2 million, or 5.4 percent.

    Commissions and Fees

    Total commissions and fees were $619.7 million for the first half of 1995, a decrease of $14.9 million, or 2.1 percent, compared to the same period in 1994. The sale of non-core operations reduced revenues in the comparable periods by $48.6 million and changes in foreign exchange rates had a positive impact of $10.8 million. When adjusted for these items, total commissions and fees increased by $22.9 million, or 4 percent.

    Fiduciary Investment Income

    Investment income earned on fiduciary funds for the first half of 1995 increased by $9.1 million, or 38.7 percent, versus 1994 levels primarily due to higher average investment levels, particularly in the U.K. and higher worldwide interest rates, particularly in the U.S. and U.K.

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. These interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $1.2 million in the first six months of 1995 and had a nominal effect on the same period in 1994. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Unaudited Notes to Financial Statements.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    Operating Expenses

    Consolidated operating expenses were $571.4 million for the first half of 1995, a decrease of $66.9 million or 10.5 percent, versus the comparable first six months of 1994. After adjusting for the $49.1 million decrease resulting from the sale of non-core operations and the $10.4 million unfavorable effect of changes in foreign currency rates, including hedging contracts gains and losses, operating expenses decreased $28.2 million, or
    4.8 percent.

    Salaries and Benefits

    Consolidated salaries and benefits decreased by $32.7 million, or 8.2 percent in the first six months of 1995 versus the same period in 1994. Excluding the $7.3 million unfavorable effect of changes in foreign exchange rates and an $28.1 million decrease resulting from operations sold, total salaries and benefits decreased $11.9 million, or 3.2 percent, versus 1994 levels. Contributing to this decrease was an 8.5 percent decline in headcount, excluding the impact of sold operations, primarily due to early retirement programs and worldwide workforce reductions pursuant to the 1994 plan of restructuring. Also reflected in the first half decrease were lower employee benefit costs resulting from the Company's expense reduction initiatives. Somewhat offsetting these favorable variances is an increase in incentives attributable to improved sales and profit performance coupled with the implementation of several new long-term incentive compensation plans.

    Other Operating Expenses

    Consolidated other operating expenses decreased by $34.2 million, or 14.4 percent, in the first six months of 1995 compared to 1994. Excluding the unfavorable impact of changes in foreign exchange rates, including hedging contracts gains and losses, and dispositions of non-core businesses, other operating expenses decreased by $16.3 million, or 7.7 percent, in 1995 versus 1994. This decline has resulted from implementing the 1994 plan of restructuring and other expense initiatives, including tightening of travel and entertainment practices, elimination of certain employee perquisites and the consolidation of vendor supply management.

    Other Income (Expenses)

    Investment Income

    Investment income earned on operating funds increased for the first half of 1995 by $5.8 million, or 165.7 percent. The increase is primarily due to interest income earned on the remaining proceeds from the July 1994 issuance and sale of the Company's 8% Series B cumulative convertible preferred stock.

    Interest Expense

    Interest expense increased by $2.3 million, or 31.9 percent, in the first six months of 1995 versus 1994. The increase is due to a higher average debt level resulting from the $50 million borrowing in mid-1994 relating to a contract with a reinsurance company and the issuance of long-term notes payable upon settlement of the Shand and Mutual Fire contingencies during the first quarter of 1995.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    Other Income (Expenses) (continued)

    Other

    Other non-operating income (expenses) consists of the following:

                                                Six Months Ended June 30,
                                                -------------------------
                                                     1995       1994
                                                     ----       ----
    Gains on sales of businesses                    $ 32.0     $  -
    Litigation costs                                  (0.1)     (5.4)
    Other                                              0.9      (1.1)
                                                    ------     -----
                                                    $ 32.8     $(6.5)
                                                    ======     =====

    During the second quarter of 1995, the Company sold two small operations for gross proceeds of $1.9 million and resulting pre-tax gains totaling $1.4 million.

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

    Litigation costs in 1994 are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

    Income Taxes

    The Company reported net tax expense of $ 43.7 million on pre-tax income of $113.5 million in the first half of 1995. The expense is higher than the expected tax expense of $39.7 million based on the U.S. statutory rate of 35 percent, primarily due to U.S. taxes on income earned by foreign subsidiaries and to state and local income taxes. Certain expenses which are not deductible, including amortization of goodwill also negatively affected the tax rate. Partially offsetting these factors is the favorable impact of the amount of gain recognized on the sale of Alexsis for tax purposes as well as foreign tax rates which were lower than the U.S. statutory rate.

    The Company's effective tax rate in the first half of 1994 was 39.6%. The rate was higher than the U.S. statutory rate of 35% primarily due to amortization of goodwill and certain other non-deductible expenses. These factors were offset in part by the favorable impact of state and local tax benefits on losses generated in the U.S. operations as well as foreign tax rates which were lower than the U.S. statutory rate.

    As discussed in Note 6 of the Unaudited Notes to Financial Statements, during 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the Internal Revenue Service (IRS) on settlement of tax issues with respect to years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. On February 28, 1995, the Company paid the amounts due for such years and charged the tax and net interest totaling $ 35.6 million against previously established reserves.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      --------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    Income Taxes (continued)

    In 1994, the Company received a Notice of Proposed Adjustment from the IRS in connection with the examination of its 1990 and 1991 U.S. federal income tax returns, proposing an increase in taxable income for the 1991 year which, if sustained, would result in additional tax liability estimated by the Company at $50 million, excluding interest and penalties. This proposed adjustment relates to intercompany transactions involving the stock of a United Kingdom subsidiary.

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

    A similar set of transactions occurred in 1993 for which the IRS could propose an increase in taxable income which would result in an additional tax liability estimated by the Company at $25 million, excluding interest and penalties. The Company's 1993 tax return is not currently under examination. The Company believes it should prevail in the event this similar issue is raised by the IRS. Accordingly, no provision for any liability with respect to the 1991 and 1993 transactions has been made in the consolidated financial statements.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    Discontinued Operations (continued)

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

    On July 1, 1994, the Company entered into a finite risk contract providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At June 30, 1995, the recoveries were limited to $112 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations. As a result of this transaction, the Company recorded a $6 million charge in the second quarter of 1994 which represented the cost of the premium and deductible that exceeded existing reserves for covered exposures at that time.

    Insurance liabilities in excess of recorded liabilities could develop in the future. Based on independent actuarial estimates of the amount and timing of claim payments, it is reasonably possible that such additional liabilities of $189 million, net of estimated amounts recoverable for paid losses under the finite risk contracts of $117 million, could amount to $72 million. However, management currently believes that such additional insurance liabilities are not likely to develop.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    SEGMENT INFORMATION

    Insurance Services

    Operating results for the Insurance Services segment of the Company's operations are summarized below:


                                               Six Months Ended June 30,
                                               -------------------------
                                                    1995        1994
                                                    ----        ----
    Operating revenues:
      Risk management and insurance services
        broking                                    $376.0      $401.4
      Specialist insurance and reinsurance
        broking                                     139.5       128.6
      Fiduciary investment income                    32.4        23.4
                                                   ------      ------
          Total operating revenues                  547.9       553.4
    Operating expenses                              456.7       509.5
                                                   ------      ------
    Operating income                               $ 91.2      $ 43.9
                                                   ======      ======

    Risk Management and Insurance Services Broking Revenues

    Worldwide risk management and insurance services broking commissions and fees decreased $25.4 million, or 6.3 percent, for the first half of 1995 compared to 1994. Reflected in this decrease are the net impact of sold operations which reduced revenues by $48.6 million and a favorable foreign exchange rate variance of $6.8 million. After adjusting for these items, commissions and fees increased $16.4 million, or 4.8 percent.

    Contributing to this increase were higher revenues of $5 million in the European operations particularly in Germany, France and the Netherlands. These increases reflect increased commission rates and the acquisition of a small brokerage business. Also, tax legislation enacted in Mexico during the first quarter of 1995 has led to an acceleration in revenues of approximately $2.4 million. In addition, increased revenues of $2.9 million, $2.4 million and $2.1 million were reflected in the results of the U.S., Asia-Pacific and Canada operations, respectively, due to new business production and higher client retention levels.

    Specialist Insurance and Reinsurance Broking Revenues

    For the first six months of 1995 total broking commissions and fees for the specialist insurance and reinsurance broking operations increased $10.9 million, or 8.5 percent, versus 1994 levels. Changes in foreign exchange rates increased 1995 broking revenues by $2.3 million. After adjusting for the effect of foreign exchange rates, commissions and fees increased $8.6 million, or 6.7 percent. Increased revenues of $8.9 million in the U.S. operations were partially offset by a $0.3 million decrease in the Company's international operations. The international operations decrease includes a revenue shortfall of $3.2 million in the Company's U.K. operations which was substantially offset by strong new business in other markets, particularly Mexico, the Middle East and France.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    Specialist Insurance and Reinsurance Broking Revenues (continued)

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

    Fiduciary Investment Income

    For the first six months of 1995 investment income earned on fiduciary funds, held by the Company in connection with its broking services for the risk management and insurance services broking and the specialist and reinsurance broking operations was $15.8 million and $16.6 million, respectively, versus $13.2 million and $10.2 million, respectively, for the comparable period in 1994. Total Insurance Services investment income increased by $9 million, or 38.5 percent, versus 1994 levels. The increase was primarily due to higher average investment levels, particularly in the U.K., and higher worldwide interest rates, particularly in the U.S. and U.K.

    Operating Expenses

    Worldwide risk management and insurance services operating expenses for the first half of 1995 decreased $61.3 million, or 15.2 percent, versus the same period in 1994. Foreign exchange rate changes, including hedging contracts gains and losses, increased expenses by $3.6 million in 1995. The net effect of sold operations reduced operating expenses by $49.1 million in 1995. After adjusting for these items, total operating expenses decreased $15.8 million, or 4.6 percent. Contributing to this decline were reductions in the operating expenses of the U.S. and Canadian operations of $18.2 million and $0.8 million, respectively. These decreases were the result of the aforementioned restructuring and other expense initiatives undertaken in 1994 somewhat offset by an increase in incentives attributable to improved sales and profit performance coupled with the implementation of several new long-term incentive compensation plans. Additionally, partially offsetting the operating expense reductions reported in the U.S. and Canadian operations were increases in the European and Asia-Pacific operations of $1 million and $2 million, respectively, primarily due to acquisitions of small brokerage businesses.

    First six months of 1995 operating expenses for the specialist and reinsurance broking operations increased $8.5 million, or 8 percent, versus 1994. Foreign exchange rate variances, including hedging gains and losses, negatively impacted expenses by $5.1 million in 1995. Additionally, contributing to the increase were additional incentives due to improved operating profit in the U.K. and U.S. operations.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    SIX MONTHS ENDED JUNE 30, 1995 vs. 1994 (continued)
    ---------------------------------------

    Human Resource Management Consulting

    Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:


                                                     For the Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                        1995           1994
                                                     --------       --------
    Operating revenues:
      Commissions and fees                           $  104.2       $  104.6
      Fiduciary investment income                         0.2            0.1
                                                     --------       --------
         Total operating revenues                       104.4          104.7
                                                     --------       --------
    Operating expenses                                  100.3          107.9
                                                     --------       --------
    Operating income (loss)                          $    4.1       $   (3.2)
                                                     ========       ========

    Human resource management consulting commissions and fees decreased by $0.4 million, or 0.4 percent, in the first half of 1995 compared to 1994. The impact of changes in foreign exchange rates on such revenues was an increase of $1.7 million in 1995. Excluding the impact of changes in foreign exchange rates, these revenues decreased $2.1 million, or 2 percent. This decrease was due to revenue declines of $3 million and $0.7 million in the U.S. and U.K. operations, respectively, partially offset by increased revenues of $1.4 million and $0.2 million in the Canadian and other international operations, respectively.

    Operating expenses decreased by $7.6 million, or 7 percent, for the first six months of 1995 compared to 1994. Reflected in this decrease were reductions of $7.2 million, $1.1 million and $1.2 million in the operating expenses of the U.S., U.K. and Canadian operations, primarily as a result of the aforementioned restructuring and other expense initiatives undertaken in 1994, partially offset by a $1.7 million unfavorable effect from changes in foreign exchange rates.
                                       36

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1995, the Company's operating cash and cash equivalents totaled $216.2 million, a $32.5 million decrease over the 1994 year-end balance. In addition, the Company had $81.8 million of operating funds invested in short-term and long-term investments at June 30, 1995, a $1.5 million decrease compared to December 31, 1994.

    Operating Activities

    The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains on sales of business and changes in working capital balances. In addition, the net cash flows relating to discontinued operations are included. In the first six months of 1995, the Company's operating activities used $82.5 million of operating funds, including the following items.

    The 1994 charges for restructuring required $15 million of cash payments during the first six months of 1995. The Company anticipates that approximately $14.2 million of the remaining balance of $46.8 million will be funded during the remainder of 1995.

    As described in Note 6 of the Unaudited Notes to Financial Statements, during 1994, the Company was advised that the Joint Committee on Taxation had approved the agreement reached in 1993 by the Company and the Appeals Office of the IRS on settlement of tax issues with respect to the years 1980 through 1986. Also during 1994, the Company reached an agreement with the IRS on settlement of the examination of years 1987 through 1989. In February 1995, the Company paid the amounts due for such years and charged the tax and net interest totaling $35.6 million against previously established reserves.

    During the first quarter of 1995, the Company made a cash payment of $14 million under the terms of the settlement relating to Shand. A $12 million cash payment was made on April 1, 1995 in accordance with the Mutual Fire settlement agreement. These payments were applied against the 1994 special charges reserve and the Company's previously established reserves.

    During the first quarter of 1995, the Company made cash payments of approximately $19.5 million relating to the settlement of certain large litigation matters. These payments were applied against the Company's previously established reserves.

    Investing Activities

    The Company's net capital expenditures for property and equipment were $7.5 million and $10.9 million during the six months ended June 30, 1995 and 1994, respectively. These expenditures decreased as a result of the Company's restructuring and other expense initiatives undertaken in 1994.

    As a result of the devaluation of the Mexican peso in late 1994, the Company's accumulated translation adjustment balance for its Mexican operation reflected an unrealized loss of $6.2 million at December 31, 1994. Further devaluation of the Mexican peso during the first six months of 1995 has increased this unrealized loss to $8.8 million at June 30, 1995. However, the Company expects to maintain its strategic investment in Mexico for the long-term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not consider its investment in Mexico to be permanently impaired.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      -------------------------------------------------------------------


    LIQUIDITY AND CAPITAL RESOURCES (continued)

    Investing Activities (continued)

    In January 1995, the Company received the remaining proceeds of $29.2 million from the November 1994 sale of the U.S.-based personal lines business. In addition, the Company received $7.2 million in January 1995 from the sale of its minority interest in a U.K. merchant bank and $47.1 million in February 1995 from the sale of Alexsis.

    During 1995, the Company has evaluated and will continue to evaluate domestic and international geographical market expansion possibilities and further industry specialization. Additionally, the Company is considering possible niche and substantial strategic acquisitions relating to its core businesses, as well as other opportunities in the financial services industry. As part of its evaluation of opportunities, the Company engages with interested parties in discussions concerning possible transactions. The Company has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1995. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

    Financing Activities

    During the first quarter of 1995, the Company increased long-term debt by $19.8 million and recorded a note receivable of $1.3 million under the terms of the settlement relating to Shand. In the second quarter of 1995, $15.8 million of this long-term debt was prepaid and $1.3 million of cash was received in payment of the note receivable. In accordance with the Mutual Fire settlement agreement, the Company increased long-term debt in the first quarter of 1995 by $25.9 million, representing the present value of a $35 million zero coupon note, secured by a letter of credit, using a discount rate of 9.3%. A partial payment $0.3 million was made on this note in June 1995. The first quarter activity was applied against the 1994 special charges reserve and the Company's previously established reserves.

    The decline in cash dividend payments reflects the reduction in the Company's Common Stock dividend by 90 percent. The estimated 1995 savings from this action will approximate $10 million. In addition, dividends on the Company's Series B Cumulative Convertible Preferred Shares (Series B Convertible Preferred Shares) are payable in kind (additional preferred shares) until December 15, 1996 and thereafter, at the election of the Board of Directors, until December 15, 1999.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                   PART I. FINANCIAL INFORMATION (continued)
                   -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
      --------------------------------------------------------------------

    LIQUIDITY AND CAPITAL RESOURCES (continued)

    Financing Activities (continued)

    On March 27, 1995, the Company's then existing credit agreement was replaced by a new $200 million three-year facility with various banks which expires in March 1998. The agreement provides for unsecured borrowings, including up to $100 million of letters of credit. During the second quarter of 1995, the Company arranged a $10 million letter of credit under this agreement.
    The Company has full and immediate access to the remaining $190 million credit line at June 30, 1995. See Note 10 of the Unaudited Notes to Financial Statements for further information regarding this credit agreement.

    Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $93.7 million, of which $93.3 million were unused at June 30, 1995. These lines consist of uncommitted cancellable facilities in foreign countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2 percent of the line.

    In March 1995, a U.S. subsidiary prepaid an unsecured $10 million term loan which was due August 1995.

    Other

    In the first six months of 1995, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, positively impacted total Stockholders' Equity by $5.1 million. The increase resulted from the weakening of the U.S. dollar against most of the major currencies of the Company's overseas operations.

    At June 30, 1995, the Company has an accumulated deficit of $237.4 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. At June 30, 1995, the current maximum amount of unrestricted funds the Company has available to pay Common Stock dividends under Maryland law equaled approximately $271.4 million. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 11 of the Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividend declarations. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend-paying shares associated with the Class A and Class C Common stock.

    As described in Notes 7 and 11 of the Unaudited Notes to Financial Statements, the Company believes its most significant litigation matters and other contingencies have been settled.

    The Company believes that cash flow from operations, along with current cash balances, will be sufficient to fund working capital as well as all other obligations on a timely basis. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements. In addition, the Company is currently reviewing its options with respect to refinancing certain debt obligations.

               Alexander & Alexander Services Inc. & Subsidiaries
               --------------------------------------------------
                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    Reference is made to Part I, Note 11 of the Unaudited Notes to Financial Statements and to MD&A hereof as to the Company's discussion of the Mutual Fire litigation and related contingencies which is incorporated herein by reference in its entirety.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on May 18, 1995. At the meeting, the Company's stockholders acted upon the following matters:

    All fourteen nominees for director named in the Company's Proxy Statement, dated April 11, 1995, were elected to the Board of Directors to hold office until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. The vote for election of directors was as follows:

                                                      FOR               WITHHELD
                                                      ---               --------

    Robert E. Boni                                 38,385,819            473,292
    W. Peter Cooke                                 38,382,983            476,128
    E. Gerald Corrigan                             38,387,930            471,181
    Joseph L. Dionne                               38,387,978            471,133
    Gerald R. Ford                                 38,328,104            531,007
    Peter C. Godsoe                                38,369,517            489,594
    Angus M.M. Grossart                            38,245,981            613,130
    Maurice H. Hartigan II                         38,379,817            479,294
    James B. Hurlock                               38,386,378            472,733
    Ronald A. Iles                                 38,391,357            467,754
    Edward F. Kosnik                               38,391,560            467,551
    Vincent R. McLean                              38,297,970            561,141
    James D. Robinson III                          38,377,970            481,141
    Frank G. Zarb                                  38,392,348            466,763

    There were no abstentions or broker non-votes with respect to the election of directors.

    The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for 1995 was duly adopted. The vote was as follows: 38,171,869 votes were cast for adoption of the proposal; 475,690 votes were cast against the adoption of the proposal; and there were 211,552 abstentions and broker non-votes with respect to the proposal.

    The proposal to approve and adopt the Company's 1995 Long-Term Incentive Plan was duly adopted. The vote was as follows: 26,702,641 votes were cast for adoption of the proposal; 8,562,492 votes were cast against the adoption of the proposal; and there were 3,593,978 abstentions and broker non-votes with respect to the proposal.

    The proposal to approve and adopt the Company's Employee Discount Stock Purchase Plan was duly adopted. The vote was as follows: 32,854,282 votes were cast for adoption of the proposal; 2,491,118 votes were cast against the adoption of the proposal; and there were 3,513,711 abstentions and broker non-votes with respect to the proposal.

    The proposal to approve and adopt the Non-Employee Director Deferred Stock Ownership Program was duly adopted. The vote was as follows: 33,051,108 votes were cast for adoption of the proposal; 2,178,338 votes were cast against the adoption of the proposal; and there were 3,629,665 abstentions and broker non-votes with the respect to the proposal.

               Alexander & Alexander Services Inc. & Subsidiaries
               --------------------------------------------------
                     PART II. OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of Security Holders (continued)

    The stockholder proposal to approve and adopt the Performance Bonus Plan for Executive Officers was duly adopted. The vote was as follows: 32,795,112 votes were cast for adoption of the proposal; 2,433,226 votes were cast against the adoption of the proposal; and there were 3,630,773 abstentions and broker non-votes with respect to the proposal.

    The stockholder proposal to permit cumulative voting in the election of directors was not adopted. The vote was as follows: 11,999,152 votes were cast for adoption of the proposal; 19,915,795 votes were cast against the adoption of the proposal; and there were 6,944,164 abstentions and broker non-votes with respect to the proposal.

    The stockolder proposal to require stockholder approval of severance arrangements for executives in charge of control situations was not adopted. The vote was as follows: 11,702,095 votes were cast for adoption of the proposal; 22,715,920 votes were cast against the adoption of the proposal; and there were 4,441,096 abstentions and broker non-votes with respect to the proposal.

Item 6. Exhibits

  (a)  Exhibits

           Exhibit No.       Item
           ----------        ----
              4.0            Alexander & Alexander Services Inc. Employee
                             Discount Stock Purchase Plan (incorporated herein by reference to the Company's Registration
                             Statement on Form S-8 Registration No. 33-60783 filed with the Commission on June 30, 1995).

             11.0            Statement Re: Computation of per Common Share
                             Earnings

             27.0            Financial Data Schedule

                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 1995.







                            ALEXANDER & ALEXANDER SERVICES INC.
                            ----------------------------------
                                         (Registrant)



                           BY:/s/ Edward F. Kosnik              August 14, 1995
                              -------------------------------------------------
                                  Edward F. Kosnik              Date
                                  Executive Vice President &
                                  Chief Financial Officer

                      ALEXANDER & ALEXANDER SERVICES INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1995

                               INDEX TO EXHIBITS

Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:


Exhibit                                                            Page No.

11.0              Statement Re:  Computation of per Common Share
                  Earnings                                           44

27.0              Financial Data Schedule                            45