Form 10-Q
period 1995-09-30
ALEXANDER & ALEXANDER SERVICES INC
filed 1995-11-14
CIK 3449

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended       September 30, 1995
                                              ----------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                  to
                                               ----------------    -------------

                          Commission File Number 1-8282
                                                 ------

                       Alexander & Alexander Services Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                                52-0969822
----------------------------------       ---------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification
   incorporation or organization)         No.)


     1185 Avenue of the Americas
          New York, New York                            10036
----------------------------------       ---------------------------------------
(Address of principal executive                      (Zip Code)
offices)


Registrant's telephone number, including area code       (212) 840-8500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $1 par value, outstanding as of November 1, 1995 was 42,125,623.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of November 1, 1995 was 1,954,687.

The number of shares of Class C Common Stock, $1 par value, outstanding as of November 1, 1995 was 361,774.

No shares of Class D Common Stock, $1 par value, were outstanding as of November 1, 1995.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

Part I.  Financial Information:

     Item 1.  Financial Statements:

         Unaudited Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1995 and 1994.........2

         Condensed Consolidated Balance Sheets, as of
            September 30, 1995 (Unaudited) and December 31, 1994............3

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1995 and 1994....................5

         Unaudited Notes to Financial Statements............................7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............24

Part II.  Other Information:

     Item 1.  Legal Proceedings............................................44

     Item 5.  Other Information............................................44

     Item 6.  Exhibits.....................................................45

              Alexander & Alexander Services Inc. and Subsidiaries

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                 Unaudited Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1995 and 1994
         ---------------------------------------------------------------
                     (in millions, except per share amounts)

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                             ------------------      -----------------
                                                               1995       1994         1995      1994
                                                             -------     ------      -------   -------
Operating revenues:
  Commissions and fees                                        $283.7     $318.7       $903.4   $953.3
  Fiduciary investment income                                   16.0       13.9         48.6     37.4
                                                              ------     ------       ------   ------
     Total                                                     299.7      332.6        952.0    990.7
                                                              ------     ------       ------   ------

Operating expenses:
  Salaries and benefits                                        175.4      200.3        543.9    601.5
  Other                                                         96.7      128.1        299.6    365.2
                                                              ------     ------       ------   ------
     Total                                                     272.1      328.4        843.5    966.7
                                                               ------     ------       ------   ------

Operating income                                                27.6        4.2        108.5     24.0
                                                              ------     ------       ------   ------

Other income (expenses):
  Investment income                                              4.6        3.0         13.9      6.5
  Interest expense                                              (4.6)      (4.7)       (14.1)   (11.9)
  Other                                                          1.2       (2.0)        34.0     (8.5)
                                                              ------     ------       ------   ------
     Total                                                       1.2       (3.7)        33.8    (13.9)
                                                              ------     ------       ------   ------
Income before income taxes and
  minority interest                                             28.8        0.5        142.3     10.1
Income taxes                                                   (11.0)      (0.2)       (54.7)    (4.0)
                                                              ------     ------       ------   ------

Income before minority interest                                 17.8        0.3         87.6      6.1
Minority interest                                               (0.3)      (0.2)        (5.7)    (4.0)
                                                              ------     ------       ------   ------

Income from continuing operations                               17.5        0.1         81.9      2.1
Loss from discontinued operations                                  -       (20.9)          -     (26.9)
                                                              ------     ------       ------   ------
Income (loss) before cumulative effect of
  change in accounting                                          17.5      (20.8)        81.9    (24.8)
Cumulative effect of change in
  accounting                                                      -          -            -      (2.6)
                                                              ------     ------       ------   ------
Net income (loss)                                               17.5      (20.8)        81.9    (27.4)

Preferred stock dividends                                       (6.4)      (4.8)       (18.9)    (9.0)
                                                              ------     ------       ------   ------

Earnings (loss) attributable to common
  shareholders                                                $ 11.1     $(25.6)      $ 63.0   $(36.4)
                                                              ======     ======       ======   ======

PER SHARE INFORMATION:
Primary earnings per share:
  Income (loss) from continuing operations                    $ 0.25     $(0.11)      $ 1.42   $(0.16)
  Loss from discontinued operations                               -       (0.47)          -     (0.61)
  Cumulative effect of change in accounting                       -          -            -     (0.06)
                                                              ------     ------       ------   ------
  Net income (loss)                                           $ 0.25     $(0.58)      $ 1.42   $(0.83)
                                                              ======     ======       ======   ======
Average common and common equivalent shares
  outstanding                                                   44.6       43.9         44.5     43.7
                                                              ======     ======       ======   ======

Fully diluted earnings per share:
  Income (loss) from continuing operations                    $ 0.25     $(0.11)      $ 1.33   $(0.16)
  Loss from discontinued operations                               -       (0.47)          -     (0.61)
  Cumulative effect of change in accounting                       -          -            -     (0.06)
                                                              ------     ------       ------   ------
  Net income (loss)                                           $ 0.25     $(0.58)      $ 1.33   $(0.83)
                                                              ======     ======       ======   ======
Average common shares outstanding, assuming
  full dilution                                                 44.6       43.9         57.1     43.7
                                                              ======     ======       ======   ======
Cash dividends per common share                               $0.025     $0.025       $0.075   $ 0.30
                                                              ======     ======       ======   ======

                     See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries

                    -----------------------------
                    Item 1. Financial Statements (continued)
                      Condensed Consolidated Balance Sheets
              September 30, 1995 (Unaudited) and December 31, 1994
         ---------------------------------------------------------------
                                  (in millions)

                                              September 30,   December 31,
                                                  1995            1994
ASSETS                                        -------------   ------------
------

Current assets:
  Cash and cash equivalents:
     Operating                                 $    254.8     $    248.7
     Fiduciary                                      549.4          428.5
  Short-term investments:
     Operating                                       10.8           19.2
     Fiduciary                                      228.1          292.2
  Premiums and fees receivable (less
   allowance for doubtful accounts
   of $21.6 in 1995 and $23.7 in 1994)            1,173.4        1,206.1
  Deferred income taxes                              21.5           71.5
  Other current assets                               80.4          120.7
                                                 --------       --------
        Total current assets                      2,318.4        2,386.9

Property and equipment - net                        121.9          138.0
Intangible assets - net                             171.2          175.1
Deferred income taxes                               109.6           87.1
Long-term operating investments                      58.9           64.1
Other                                               101.5           94.5
                                                 --------       --------
                                                 $2,881.5       $2,945.7
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Premiums payable to insurance companies        $1,749.8       $1,738.3
  Short-term debt                                     0.8            1.0
  Current portion of long-term debt                   9.2           17.1
  Deferred income taxes                               9.0            8.5
  Accrued compensation and related benefits          60.6           60.0
  Income taxes payable                               32.8           66.3
  Other accrued expenses                            172.6          258.1
                                                 --------       --------
       Total current liabilities                  2,034.8        2,149.3
                                                 --------       --------

Long-term liabilities:
  Long-term debt                                    156.4          132.7
  Deferred income taxes                              17.9           13.4
  Net liabilities of discontinued operations         34.0           56.8
  Other                                             226.6          266.0
                                                 --------       --------
       Total long-term liabilities                  434.9          468.9
                                                 --------       --------

Commitments and contingent liabilities
  (Notes 6, 7 and 11)

8% Series B cumulative convertible preferred
  stock contingency (Note 11)                        10.0           10.0
                                                 --------       --------

                 See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
                Condensed Consolidated Balance Sheets (continued)
              September 30, 1995 (Unaudited) and December 31, 1994
         ---------------------------------------------------------------
                                  (in millions)

                                                     September 30, December 31,
                                                        1995           1994
                                                     ------------  ------------

Stockholders' equity:
 Preferred stock, authorized 15 shares, $1 par value:
   Series A junior participating preferred
     stock, issued and outstanding, none            $     -         $     -
   $3.625 Series A convertible preferred stock,
     issued and outstanding 2.3 and 2.3 shares,
     respectively, liquidation preference of
     $115 million                                        2.3             2.3
   8% Series B cumulative convertible preferred
     stock, issued and outstanding, 4.4 and 4.1
     shares, respectively, liquidation preference
     of $220 million and $205 million, respectively      4.4             4.1
 Common stock, authorized 200 shares, $1 par
   value; issued and outstanding 42
   and 41.5 shares, respectively                        42.0            41.5
 Class A common stock, authorized 26 shares,
   $.00001 par value; issued and outstanding
   2.0 and 2.3 shares, respectively                       -               -
 Class C common stock, authorized 11 shares,
   $1 par value; issued and outstanding
   0.4 and 0.4 shares, respectively                      0.4             0.4
 Class D common stock, authorized 40 shares,
   $1 par value; issued and outstanding,
   none                                                   -               -
 Paid-in capital                                       630.9           615.0
 Accumulated deficit                                  (227.3)         (287.1)
 Net unrealized investment gains - net of
   deferred income taxes                                 5.3             1.5
 Accumulated translation adjustments                   (56.2)          (60.2)
                                                    --------        --------
     Total stockholders' equity                        401.8           317.5
                                                    --------        --------
                                                    $2,881.5        $2,945.7



                 See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
                 Unaudited Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1994
         ---------------------------------------------------------------
                                  (in millions)

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                        1995         1994
                                                        ----         ----
Cash provided (used) by:

Operating activities:
  Income from continuing operations                   $  81.9       $   2.1
  Adjustments to reconcile to net cash
    used by operating activities:
      Depreciation and amortization                      33.3          38.8
      Deferred income taxes                              28.9          11.1
      Gains on sales of subsidiaries                    (30.4)           -
      Other                                               7.8           8.9

  Changes in assets and liabilities (net of
    effects from acquisitions and dispositions):
      Net fiduciary cash and cash equivalents and
       short-term investments                           (44.7)        (32.7)
      Premiums and fees receivable                       38.2         158.4
      Other current assets                               (8.4)         17.6
      Other assets                                      (13.2)          0.7
      Premiums payable to insurance companies           (10.1)       (116.3)
      Other accrued expenses                           (104.2)        (94.1)
      Other long-term liabilities                        (8.5)         15.5

  Discontinued operations (net)                         (12.8)         (0.9)
  Cumulative effect of change in accounting                -           (2.6)
                                                      -------       -------

      Net cash provided (used) by operating
         activities                                     (42.2)          6.5
                                                      -------       -------

Investing activities:
  Net purchases of property and equipment               (15.1)        (17.2)
  Purchases of businesses                                (2.8)         (2.3)
  Proceeds from sales of subsidiaries and
    other assets                                         88.1           0.4
  Purchases of operating investments                   (180.2)        (38.0)
  Sales/maturities of operating investments             196.1           7.4
                                                      -------       -------

      Net cash provided (used) by investing
         activities                                      86.1         (49.7)
                                                      -------       -------

                     See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
           Unaudited Consolidated Statements of Cash Flows (Continued)
              For the Six Months Ended September 30, 1995 and 1994
         ---------------------------------------------------------------
                                  (in millions)


                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                        1995         1994
                                                        ----         ----
Financing activities:
  Cash dividends                                     $  (9.6)    $ (19.3)
  Proceeds from issuance of short-term debt              0.2         8.0
  Payments of short-term debt                           (0.4)      (24.8)
  Proceeds from issuance of long-term debt               4.6        51.0
  Payments of long-term debt                           (35.1)       (7.9)
  Payment for a finite risk contract                      -        (80.0)
  Issuance of common stock                               0.1       196.5
                                                     -------     -------

      Net cash provided (used) by financing
         activities                                    (40.2)      123.5
                                                     -------     -------

Effect of exchange rate changes on operating
  cash and cash equivalents                              2.4         5.2
Operating cash and cash equivalents at
  beginning of year                                    248.7       151.5
                                                     -------      ------
Operating cash and cash equivalents at end
  of period                                          $ 254.8      $237.0
                                                     =======      ======

Supplemental cash flow information:
     Cash paid during the period for:
     Interest                                        $  13.9      $  9.6
     Income taxes                                       67.5        30.8

Non-cash investing and financing activities:
  Notes payable issued for contingency
    settlements                                      $  45.7      $   -
  Series B cumulative convertible preferred
    stock dividends-in-kind                             12.6         2.8
  Common stock issued for employee benefit and
    stock plans                                          3.6         2.3
  Common stock issued for non-employee stock
    plans                                                0.4          -
  Note receivable established for contingency
    settlement                                           1.3          -
  Sale of direct financing lease and related
    mortgage notes                                        -         19.0


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

   The involuntary severance portion of the charge amounted to $22.9 million and reflected the elimination of 898 positions worldwide. The voluntary early retirement program was accepted by 208 employees prior to December 31, 1994 and amounted to $20.9 million of the charge. Of these amounts, $5.9 million will be paid from various pension plans of the Company. As of September 30, 1995, the Company has paid $24.8 million of these liabilities. The Company expects to pay $5.6 million of the remaining balance of $19 million throughout the remainder of 1995 with the remaining balance paid in the form of annuities, generally over periods of fifteen years or less.

   The charge associated with real estate activities relates to the closure, abandonment and downsizing of office space globally, including 34 locations in the U.S. The Company anticipates that these actions will be completed by the end of 1995. The costs include primarily remaining lease obligations and write-offs of leasehold improvements and fixed assets. As of September 30, 1995, the Company has paid $8.4 million of these liabilities and written-off assets of $2.2 million. The Company expects to pay $2.8 million of the remaining $11.6 million cash portion of these liabilities throughout the remainder of 1995. The cash portion of the remaining liabilities, excluding the fixed asset and leasehold improvement write-offs of approximately $3 million, will be paid out over the remaining lease periods, which range from one to ten years.

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

   On February 28, 1995 the Company completed the sale of Alexsis, Inc., its U.S.-based third party claims administrator, for total cash proceeds of $47.1 million. The previously reported pre-tax gain on this transaction was $30.3 million. Pursuant to the terms of the purchase agreement, under certain circumstances the transaction was subject to a post-closing adjustment in the purchase price. During the third quarter of 1995, the Company and the purchaser reached an agreement resulting in a final pre-tax gain of $28.7 million ($19.8 million after-tax or $0.44 per share).

   In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million.

   These gains are included in Other Income (Expenses) in the Consolidated Statements of Operations.

5. Other Income and Expenses

   Other non-operating income (expenses) is comprised of the following:

                                     Three Months Ended   Nine Months Ended
                                     September 30, 1995   September 30, 1995
                                     ------------------   ------------------
                                      1995      1994       1995      1994
                                      ----      ----       ----      ----
   Gains on sales of subsidiaries
      (See Note 4)                    $(1.6)    $  -       $30.4    $  -
   Litigation costs                      -       (2.3)      (0.1)    (7.7)
   Other                                2.8       0.3        3.7     (0.8)
                                      -----     -----      -----    -----
                                      $ 1.2     $(2.0)     $34.0    $(8.5)
                                      =====     =====      =====    =====

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

7.  Discontinued Operations

    A summary of the net liabilities of discontinued operations is as follows:

                                               As of              As of
                                          September 30, 1995  December 31, 1994
                                          ------------------  -----------------
    Liabilities:
      Insurance liabilities                      $273.1          $277.6
      Other                                        17.5            31.4
                                                 ------          ------
       Total liabilities                          290.6           309.0
                                                 ------          ------

    Assets:
      Recoverable under finite risk contracts:
         Insurance liabilities                    133.6           135.7
         Premium adjustment                        10.8            10.8
      Reinsurance recoverables                     60.4            64.2
      Cash and investments                         23.3            23.6
      Other                                        11.5            10.9
                                                 ------          ------
       Total assets                               239.6           245.2
                                                 ------          ------

    Total net liabilities of discontinued
      operations                                   51.0            63.8
      Less current portion classified as
        other accrued expenses                     17.0             7.0
                                                 ------          ------

    Remainder classified as net liabilities
      of discontinued operations                 $ 34.0          $ 56.8
                                                 ======          ======

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

7.  Discontinued Operations (continued)

    The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At September 30, 1995, the Company had recorded $8 million of the deductible.

    On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At September 30, 1995, recoveries were limited to $113 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
                     Unaudited Notes to Financial Statements
                     ---------------------------------------
                   (in millions, except per share information)

7.  Discontinued Operations (continued)

    Changes in the total net liabilities of discontinued operations for the nine months ended September 30, 1995 are as follows:

    Beginning balance                       $ 63.8
      Claims and expense payments            (12.5)
      Other                                   (0.3)
                                            ------
    Ending balance                          $ 51.0
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

   Fully diluted earnings per share are computed by dividing earnings attributable to common shareholders plus preferred dividends and interest expense, net of tax, on the convertible subordinated debentures by the weighted average number of common shares outstanding during the period after giving effect to the exercise of stock options, the conversion of preferred stock and the conversion of convertible subordinated debentures (in each instance if dilutive). The computations of fully diluted earnings per share for the three months ended September 30, 1995 and three and nine months ended September 30, 1994 were antidilutive; therefore, the amounts for primary and fully diluted earnings per share were the same.

9. Investments

    Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, the Company has classified all debt and equity securities as available for sale. At September 30, 1995, net unrealized holding gains totaled $5.3 million, net of deferred income taxes of $1.8 million, and are reported as a separate component of Stockholders' Equity. During the nine months ended September 30, 1995, the net unrealized holding gains increased by approximately $3.8 million and proceeds from sales/maturities of the Company's operating investment securities totaled $196.1 million with gross realized gains totaling $0.4 million.

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

9.  Investments (continued)

    The amortized cost and estimated fair value of the Company's debt and equity securities and financial instruments used to hedge the existing and anticipated fiduciary portion of such investments as of September 30, 1995 are summarized below:
                                                 Gross       Gross    Estimated
                                   Amortized   Unrealized  Unrealized   Fair
                                     Cost        Gains       Losses     Value
                                   ---------   ---------   ---------   ---------
    U.S. Government agencies/
       state issuances             $     6.8   $     -     $      -    $    6.8
    Other interest-bearing
       securities                      131.1         -            -       131.1
    Mortgage-backed securities           6.5         -            -         6.5
    Equity securities                    3.2        6.5           -         9.7
    Financial instruments - used
       as hedges                          -         1.0         (0.3)       0.7
                                   ---------   --------    ---------   --------
         Total                     $   147.6   $    7.5    $    (0.3)  $  154.8
                                   =========   ========    =========   ========

    The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheet at September 30, 1995 as follows:

      Cash and cash equivalents:
        Operating                              $   36.3
        Fiduciary                                  75.5
      Short-term investments:
        Operating                                   0.9
        Fiduciary                                  10.3
      Long-term operating investments              31.8
                                               --------
            Total                              $  154.8
                                               ========

    The amortized cost and estimated fair value of debt securities at September 30, 1995 by contractual maturity are summarized below:
                                                                Estimated
                                               Amortized           Fair
                                                  Cost            Value
                                               ---------        ---------
    Due in one year or less                    $   118.0        $   118.0
    Due after one year through five years            5.0              5.0
    Due after five years through ten years           9.8              9.8
    Due after ten years                              5.1              5.1
                                               ---------        ---------
                                                   137.9            137.9
    Mortgage-backed securities                       6.5              6.5
                                               ---------        ---------
      Total debt securities                    $   144.4        $   144.4
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

10. Debt

    On March 27, 1995, the Company's then existing credit agreement was replaced by a new $200 million three-year facility with various banks which expires in March 1998. The agreement provides for unsecured borrowings and for the issuance of up to $100 million of letters of credit, and contains various covenants, including minimum consolidated tangible capital funds, minimum consolidated tangible net worth, maximum leverage and minimum cash flow requirements. The Company currently believes that the covenants regarding minimum cash flow coverage and minimum consolidated tangible capital funds are the most restrictive. The minimum cash flow covenant requires that the ratio of earnings before interest, taxes, depreciation and amortization to interest expense and cash dividends exceed 4.25 to 1. At September 30, 1995, this ratio was 7.83 to 1. The minimum consolidated tangible capital funds covenant requires that total stockholders' equity less intangible assets, as defined by the agreement, plus subordinated debt must equal or exceed $240 million. At September 30, 1995 the Company's consolidated tangible capital funds were $340 million. In addition, the occurrence of a "Special Event" under the AIG Agreement, which, if not waived by AIG, would constitute an event of default under the new agreement. Interest rates charged on amounts drawn on this credit agreement are dependent upon numerous variables, including the Company's credit ratings and the duration of the borrowings. Interest rates are based upon various published rates, including the prime lending rate, certificate of deposit rates, federal funds borrowing rates and LIBOR.

    During the second quarter of 1995, the Company arranged a $10 million letter of credit under the agreement. On October 13, 1995, the Company borrowed $60 million under its long-term revolving credit agreement to fund the redemption of its outstanding 11% Convertible Subordinated Debentures due 2007. (See Note 13 of the Unaudited Notes to Financial Statements.) The Company has full and immediate access to the remaining $130 million credit line.

    On March 27, 1995, the Company, Shand Morahan and Company, Inc. (Shand) and the rehabilitator of Mutual Fire Marine and Inland Insurance Company (Mutual
    Fire) entered into a settlement agreement which was subsequently approved by the courts and which terminated the rehabilitator's litigation and released the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company paid $12 million in cash into an escrow account on April 1, 1995 and issued a $35 million six-year zero-coupon note with a present value of $25.9 million on March 27, 1995, secured by a letter of credit, using a discount rate of 9.3%. The cash and note were released from escrow on June 9, 1995. The note is payable in six equal, consecutive annual installments, commencing on or before the first day of April 1996. A partial payment of $0.3 million was paid on the note in June 1995. The carrying value of the outstanding principal balance, including imputed interest, of the note payable at September 30, 1995 was $26.9 million. (See Note 11 of the Unaudited Notes to Financial Statements.)

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

10. Debt (continued)

    In March 1995, a U.S. subsidiary prepaid an unsecured $10 million term loan with a bank which was due August 1995.

    In January 1995, the Company negotiated the settlement of certain obligations relating to the 1987 sale of Shand. Under the terms of the settlement, the Company paid $14 million in cash, issued a five year interest bearing note in the principal amount of $14 million and expected to pay a net contingent obligation of $4.5 million ($5.8 million contingent notes payable less $1.3 million contingent note receivable). In June 1995, the $14 million note payable was prepaid in whole, as well as $1.8 million of the contingent notes payable. In addition, $1.3 million of cash was received for payment of the contingent note receivable. The remaining contingent note payable of $4 million was paid in full in September 1995. (See Note 11 of the Unaudited Notes to Financial Statements.)

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

    Certain claims were asserted against the Company and certain of its subsidiaries alleging, among other things, that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies.

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

11. Contingencies (continued)

    Claims asserting these allegations are pending in suits filed in New York and Ohio. In a New York action brought in 1985, claims were asserted against the Company and certain subsidiaries (Pine Top Insurance Company, Ltd. v. Alexander & Alexander Services Inc., et al., 85 Civ. 9860 (RPP) (S.D.N.Y.)). The plaintiff sought compensatory and punitive, as well as treble damages under RICO totalling approximately $87 million, arising from alleged RICO violations, common law fraud, breach of contract and negligence. Two subsidiaries counterclaimed for breach of certain reinsurance contracts with the plaintiff. This action was settled as of January 12, 1995 and the action was voluntarily dismissed in February 1995. The settlement amount was $4.5 million. The Company's portion was $2.1 million which was previously reserved under its professional indemnity program. In a similar New York action brought in 1988 against the Company and certain subsidiaries (Certain Underwriters at Lloyd's of London Subscribing to Insurance Agreements ML8055801, et al. v. Alexander & Alexander Services Inc., et al., formerly captioned Dennis Edward Jennings v. Alexander & Alexander Europe plc, et al., 88 CIV. 7060 (RO) (S.D.N.Y.)), plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. The defendants have counterclaimed against some of the plaintiffs for contribution. Discovery in this case remains to be concluded and no trial date has been set. In the Ohio action brought in 1985 (The Highway Equipment Company, et al. v. Alexander Howden Limited, et al. (Case No. 1-85-01667, U.S. Bankruptcy Court, So. Dist. Ohio, Western Div.)), plaintiffs sought compensatory and punitive damages, as well as treble damages under RICO totaling $24 million. A directed verdict in the Company's favor was affirmed on March 14, 1994 in a decision by the U.S. District Court for the Southern District of Ohio and later affirmed on August 15, 1995 by the U.S. Court of Appeals for the Sixth Circuit. Management of the Company believes there are valid defenses to all the claims that have been made with respect to these activities and the Company is vigorously defending the pending actions. These actions are covered under the Company's professional indemnity program, except for possible damages under RICO. The Company currently believes the reasonably possible loss that might result from these actions, if any, would not be material to the Company's financial position or results of operations.

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

11. Contingencies (continued)

    On March 27, 1995, the Company, Shand and the rehabilitator entered into a settlement agreement which was subsequently approved by the courts and which terminated the rehabilitator's litigation and released the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company had paid $12 million in cash into an escrow account on April 1, 1995 and issued a $35 million six-year zero-coupon note with a present value of $25.9 million on March 27, 1995, secured by a letter of credit, using a discount rate of 9.3%. The cash and note were released from escrow on June 9, 1995. In addition, Shand has returned $4.6 million of trusteed assets to the rehabilitator, and the rehabilitator has eliminated any right of set-offs previously estimated to be $4.7 million. The Mutual Fire settlement agreement includes certain features protecting the Company from potential exposure to claims for contribution brought by third parties and expenses arising out of such claims. Although the Company's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, the Company has instituted a declaratory judgment action attempting to validate coverage up to $32.5 million (Alexander & Alexander Services Inc. and Alexander & Alexander Inc., plaintiffs, against those certain underwriters at Lloyd's, London, England subscribing to insurance evidenced by policy numbers 879/P. 31356 and 879/P. 35349 and Assicurazioni Generali, S.P.A., defendants No. 92 Civ. 6319 (S.D.N.Y.)). All required documents in this case have been submitted to the court, and the Company is awaiting a decision on this matter. In the fourth quarter of 1994, the Company increased its previously established reserves of $10 million for Mutual Fire based on an estimated settlement amount, and recorded a pre-tax charge of $37.2 million ($24.2 million after-tax or $0.55 per share).

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

11. Contingencies (continued)

    Starting in late 1992, the purchaser of Shand had asserted a number of claims under both the Mutual Fire indemnification provision and the errors-and-omissions indemnification provision of the sales agreement. Most of those claims have been resolved by a series of settlement agreements with the purchasers of Shand, involving the settlement or release of (a) claims relating to reinsurance recoverables due to Shand's subsidiaries from Mutual Fire, (b) claims relating to deterioration of reserves for business written by Mutual Fire and ceded to Shand's subsidiaries, and (c) a number of errors-and-omissions claims by third-party reinsurers against Shand. Under the settlement agreement entered into in January 1995, covering the errors-and-omissions claims by third-party reinsurers, the Company obtained from the purchasers of Shand a release and limitation of indemnification obligations relating to certain third-party errors-and-omissions claims, and restructured the contractual relationship with the purchaser so that the parties' future interests as to third-party claims are more closely aligned. The Company paid $14 million in cash, issued a five-year interest bearing note in the principal amount of $14 million and expected to pay a net contingent obligation of $4.5 million. In the fourth quarter of 1994, the Company recorded a pre-tax charge of $32.5 million ($21.1 million after-tax, or $0.48 per share) associated with this settlement. In June 1995, the $14 million note payable was prepaid in whole, as well as $1.8 million of the contingent notes payable. In addition, $1.3 million of cash was received for payment of the contingent note receivable. The remaining contingent note payable of $4 million was paid in full in September 1995.

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

    In November 1993, a class action suit was filed against the Company and two of its then directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). On January 6, 1995, the plaintiff filed a second amended complaint which, among other things, dropped Mr. White as a defendant. The second amended complaint purports to assert claims on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to November 4, 1993, alleging that during this period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in-progress. The second amended complaint seeks damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The defendants have filed a motion to dismiss the second amended complaint and a hearing on the motion has been set for January 26, 1996. Management of the Company believes that there are valid defenses to the allegations set forth in the complaint and the Company intends to vigorously dispute this claim. The Company currently believes that this action is covered by the Company's insurance program and that the reasonably possible loss that might result, if any, would not be material to the Company's financial position or results of operations.

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

    Gains and losses on contracts which are designated as hedges of firm commitments are deferred until the settlement dates. Contracts which are not designated as hedges are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at September 30, 1995 was $0.7 million.

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

12. Financial Instruments (continued)

    Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. At September 30, 1995, the Company had $20 million notional principal of written foreign exchange options outstanding. Based on foreign exchange rates at September 30, 1995, the Company recognized a current liability of $0.5 million, consisting of unamortized premiums, representing the estimated cost to settle these options at that date. At December 31, 1994, the Company's foreign exchange options could have been exercised at a nominal cost to the Company.

    At September 30, 1995, the Company had approximately $83.4 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pounds sterling, and approximately $29.7 million notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars. In addition, at September 30, 1995, the Company had no foreign exchange contracts outstanding related to intercompany loans.

    The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities are marked to market in accordance with SFAS No. 115. At September 30, 1995, an unrealized gain of $0.7 million on interest rate swaps and forward rate agreements which hedge existing and anticipated fiduciary investments with maturities of three months or less was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

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

12. Financial Instruments (continued)

    At September 30, 1995 and December 31, 1994 the Company had the following interest rate swaps and forward rate agreements in effect, by year of final maturity:

                                        September 30, 1995
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1995                   $137.4          8.11%       $251.9          6.75%
    1996                    416.6          7.27         285.8          6.61
    1997                    208.7          6.68            -             -
    1998                    107.4          7.16            -             -
                           ------          ----        ------          ---
         Total             $870.1          7.25%       $537.7          6.67%
                           ======          ====        ======          ====


                                           December 31, 1994
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1995                   $457.0          6.84%       $257.0          6.83%
    1996                    291.9          7.30          31.2          8.85
    1997                     97.8          6.65            -            -
                           ------          ----        ------          --
         Total             $846.7          6.98%       $288.2          7.05%
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

    The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. The Company recognized a current liability of $0.4 million and $1.3 million, representing the estimated cost to settle these options at September 30, 1995 and December 31, 1994, respectively. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

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

12. Financial Instruments (continued)

    At September 30, 1995 and December 31, 1994, the Company had the following written interest rate option agreements outstanding, by year of final maturity:
                                           September 30, 1995
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1996                   $43.7          5.43%         $10.0         4.60%
    1997                    15.8          8.50             -            -
    1998                    10.0          8.50             -            -
                           -----          ----          -----         ---
         Total             $69.5          6.57%         $10.0         4.60%
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

                              As of September 30, 1995   As of December 31, 1994
                              ------------------------   -----------------------
                               Carrying     Estimated     Carrying     Estimated
                                Amount     Fair Value      Amount     Fair Value
                                ------     ----------      ------     ----------
    Long-term debt, including
      current portion            $165.6      $166.2        $149.8       $146.4
    Foreign exchange forward
      contracts                     0.7         0.7           1.6          2.6
    Interest rate swaps and
      forward rate agreements       0.7         4.1          (2.8)        (8.2)

13. Subsequent Events

    On October 12, 1995, the Company completed its previously announced plan to acquire most of the U.S. retail insurance broking and consulting business of Jardine Insurance Brokers Inc. (JIB) for a purchase price not to exceed approximately $48.3 million. The Company paid $21.1 million at closing and issued two 6.375% promissory notes totaling $21.2 million with payments of $10.6 million due on April 9 and October 12, 1996, respectively. The latter payment is subject to adjustment based on certain revenue retention criteria at the former JIB offices. The remaining purchase price of approximately $6 million is contingent on the retention of specific accounts over a four year period ending October 12, 1999. The acquired offices generated revenues of approximately $53 million in 1994.

    This acquisition will be accounted for under the purchase method in the fourth quarter of 1995. A substantial majority of the purchase price will be allocated to identifiable intangible assets (expiration lists) and goodwill. In addition, the Company expects to complete its integration plans before year-end and, as a result, it is probable that the Company would incur a one-time charge in the fourth quarter of 1995 relating to closing certain of its offices and workforce reductions. Based on currently available information, the specific amount of the charge cannot be determined at this time. However, the Company currently expects that the amount of the pre-tax charge will range from $10 million to $15 million.

    On August 23, 1995, the Company announced its intention to redeem its outstanding 11% Convertible Subordinated Debentures due 2007. All $60.2 million of outstanding securities were redeemed on October 13, 1995, together with accrued interest and a $0.9 million redemption premium. This redemption was primarily funded by the Company through the borrowing of $60 million under its revolving long-term credit facility. The current interest rate on these borrowings is 6.44% which is based on LIBOR.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
    --------------------------------------------------------------------------

    OVERVIEW

    The Company's insurance broking revenues are generally affected by premium rates charged by insurance companies in the property and casualty markets and the overall available market capacity. Since the mid-to-late 1980s, commission and fee growth has been constrained due to soft pricing and excess capacity and the resultant intense competition among insurance carriers and brokers for market share. Furthermore, the market conditions that have prevailed in the U.S. over the last decade are increasingly evident in the U.K. retail business and spreading to Continental Europe and elsewhere.

    The Company's investment income earned on fiduciary funds is generally affected by short-term interest rate levels. A downward trend in interest rates occurred in the early 1990's. However, short-term interest rates have risen since the latter half of 1994 and are generally expected to remain at these levels in the near future.

    The Company's 1994 restructuring and related initiatives reflect, in part, management's view that insurance premium pricing will not improve significantly in the foreseeable future. Revenue growth will depend increasingly on the development of new products and services, new business generation and selective acquisitions, such as the October 1995 purchase of most of the U.S. insurance broking and consulting business of Jardine Insurance Brokers, Inc.

    Revenue growth from the Company's human resource management consulting operations was impacted by uncertainty over health care reform in the U.S. Many clients postponed or reduced planned employee benefit reviews while waiting to analyze the impact of the potential governmental health care proposals. The Company anticipates slightly lower revenues in 1995 as a result of the restructuring program, including a decline in the number of consultants.

    Overall comparable operating expenses are expected to continue to decline throughout 1995, resulting from implementing the plan of restructuring and other expense initiatives, including certain employee benefit cost reductions, tightening of travel and entertainment practices, elimination of certain employee perquisites and the consolidation of vendor and supply management. The Company has estimated that approximately $100 million of expense savings will be realized from these efforts; however, approximately one-half of such savings will be offset by investments in new technology, products and personnel to support revenue growth, as well as normal inflationary increases.

    The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and related notes.

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994
    ----------------------------------------------

    CONSOLIDATED

    The Company reported net income of $17.5 million, or $0.25 per share on consolidated operating revenues of $299.7 million for the three months ended September 30, 1995. Fully diluted earnings per share for the quarter were also $0.25.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ----------------------------------------------

    CONSOLIDATED (CONTINUED)

    For the three months ended September 30, 1994, the Company reported a net loss of $20.8 million, or $0.58 per share on a primary and fully diluted basis, on consolidated operating revenues of $332.6 million. These results include a $20.9 million after-tax, or $0.47 per share, charge to discontinued operations.

    OPERATING REVENUES

    Consolidated operating revenues were $299.7 million for the third quarter of 1995 compared to $332.6 million for the same period in 1994. Revenue comparisons were impacted by both foreign currency fluctuations and dispositions of non-core businesses. After adjusting for the effect of these items, total revenues decreased $1.1 million, or 0.4 percent, compared to the 1994 third quarter.

    Commissions and Fees

    Total commissions and fees were $283.7 million for the third quarter of 1995 compared to $318.7 million for the same period in 1994. The sale of non-core operations reduced revenues in the third quarter of 1995 by $29.4 million and changes in foreign exchange rates had a negative impact of $1.6 million. When adjusted for the effect of these items, total commissions and fees decreased by $4 million, or 1.4 percent.

    Fiduciary Investment Income

    Investment income earned on fiduciary funds for the third quarter of 1995 increased by $2.1 million, or 15.1 percent, versus 1994 levels primarily due to higher average investment levels, particularly in the U.K. and higher worldwide interest rates, particularly in the U.S. and U.K.

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. The effect of these interest rate swap and forward rate agreements and interest rate options on the Company's fiduciary investment income was not significant in the third quarters of 1995 and 1994, respectively. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Unaudited Notes to Financial Statements.

    OPERATING EXPENSES

    Consolidated operating expenses were $272.1 million for the third quarter of 1995, a decrease of $56.3 million or 17.1 percent, versus the comparable quarter of 1994. After adjusting for a $29.1 million decrease resulting from the sale of non-core operations and the impact of changes in foreign exchange rates, including hedging contracts gains and losses, operating expenses decreased $27.1 million, or 9.1 percent, on a comparable basis.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ----------------------------------------------

    OPERATING EXPENSES (CONTINUED)

    Salaries and Benefits

    Consolidated salaries and benefits decreased by $24.9 million, or 12.4 percent, in the third quarter of 1995 versus the same period in 1994. Excluding the effect of changes in foreign exchange rates and a $16.8 million decrease resulting from operations sold, total salaries and benefits decreased $8.3 million, or 4.5 percent, versus the comparable quarter of 1994. Contributing to this decrease was a 7.5 percent decline in headcount, excluding the impact of sold operations, primarily due to early retirement programs and worldwide workforce reductions pursuant to the 1994 plan of restructuring. Also reflected in the third quarter decrease were lower employee benefit costs resulting from the Company's expense reduction initiatives. Somewhat offsetting these items was an increase in incentives attributable to improved sales and profit performance coupled with new long-term incentive compensation plans.

    Other Operating Expenses

    Consolidated other operating expenses decreased by $31.4 million, or 24.5 percent, in the third quarter of 1995 compared to 1994. Excluding the effect of changes in foreign exchange rates, including hedging contracts gains and losses, and reductions resulting from the disposition of non-core businesses, other operating expenses decreased by $18.8 million, or 16.2 percent, in 1995 versus 1994. Contributing to this decline was the implementation of the 1994 plan of restructuring and other expense initiatives, including tightening of travel and entertainment practices, elimination of certain employee perquisites and the consolidation of vendor supply management. Additionally, this decrease reflects lower insurance costs primarily related to the Company's professional indemnity programs.

    OTHER INCOME (EXPENSES)

    Investment Income

    Investment income earned on operating funds increased in the third quarter of 1995 by $1.6 million, or 53.3 percent versus the comparable period in 1994. Contributing to this increase were higher average operating cash and investments levels during 1995 primarily resulting from the Company's improved operating performance and slightly higher worldwide interest rates.

    Interest Expense

    Interest expense decreased by $0.1 million, or 2.1 percent, in the third quarter of 1995 versus 1994. Although the 1995 average debt level has increased slightly over the 1994 level, interest expense has remained relatively flat due to the more favorable financing terms of recently issued debt and the repayment of certain higher interest bearing debt obligations.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ----------------------------------------------

    OTHER INCOME (EXPENSES) (CONTINUED)

    Other

    Other non-operating income (expenses) consists of the following:

                                             Three Months Ended September 30,
                                             --------------------------------
                                                     1995       1994
    Gains on sales of businesses                    $ (1.6)    $  -
    Litigation costs                                    -       (2.3)
    Other                                              2.8       0.3
                                                    ------     -----
                                                    $  1.2     $(2.0)
                                                    ======     =====

    Litigation costs in 1994 are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

    INCOME TAXES

    The Company reported income tax expense of $11 million on pre-tax income of $28.8 million in the third quarter of 1995. The expense is higher than the expected tax expense of $10.1 million based on the U.S. statutory rate of 35 percent, primarily due to U.S. taxes on income earned by foreign subsidiaries and to state and local income taxes. Certain expenses which are not deductible, including amortization of goodwill also negatively affected the tax rate.

    The Company reported income tax expense of $0.2 million on pre-tax income of $0.5 million in the third quarter of 1994. The effective tax rate was 40 percent compared to the U.S. statutory rate of 35 percent. The tax rate was negatively impacted by the non-deductibility of certain expenses for tax purposes, including amortization of goodwill, and entertainment expenses. Partially offsetting these factors were foreign tax rates which were lower than the U.S. statutory rate.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ----------------------------------------------

    SEGMENT INFORMATION

    INSURANCE SERVICES

    Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1995        1994
    Operating revenues:
      Risk management and insurance services
        broking                                    $166.1      $201.0
      Specialist insurance and reinsurance
        broking                                      66.2        61.6
      Fiduciary investment income                    15.9        13.8
                                                   ------      ------
          Total operating revenues                  248.2       276.4
    Operating expenses                              215.7       262.0
                                                   ------      ------
    Operating income                               $ 32.5      $ 14.4
                                                   ======      ======

    RISK MANAGEMENT AND INSURANCE SERVICES BROKING REVENUES

    Worldwide risk management and insurance services broking commissions and fees decreased $34.9 million, or 17.4 percent, for the third quarter of 1995 compared to 1994. Reflected in this decrease are the impact of sold operations which reduced such revenues by $29.4 million and an unfavorable foreign exchange rate variance of $1.4 million. Excluding the effect of these items, commissions and fees decreased $4.1 million, or 2.4 percent.

    The U.S. and European operations, particularly in the U.K., reported decreased commissions and fees of $2 million and $3.4 million, respectively. These decreases reflect weakened pricing resulting from continued softness in certain U.S. insurance markets and evidence of similar market conditions in the U.K. and Continental Europe. Partially offsetting these reductions was an increase of $1.3 million for the Latin America operations primarily attributable to new business production.

    SPECIALIST INSURANCE AND REINSURANCE BROKING REVENUES

    Total third quarter 1995 broking commissions and fees for the specialist insurance and reinsurance operations increased $4.6 million, or 7.5 percent, versus 1994 levels. Changes in foreign exchange rates decreased third quarter 1995 broking revenues by $0.4 million. After adjusting for the effect of changes in foreign exchange rates, commissions and fees increased $5 million or 8.1 percent. This increase was primarily due to reported increases of $4.2 million and $0.8 million in the U.S. and U.K. operations, respectively.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ----------------------------------------------

    FIDUCIARY INVESTMENT INCOME

    For the third quarter of 1995 investment income earned on fiduciary funds, held by the Company in connection with its broking services for the risk management and insurance services broking and the specialist and reinsurance broking operations was $8.3 million and $7.6 million, respectively, versus $7.8 million and $6 million, respectively, for the comparable period in 1994. Total Insurance Services investment income increased by $2.1 million, or 15.2 percent, versus 1994 levels. The increase was primarily due to higher average investment levels, particularly in the U.K., and higher worldwide interest rates, particularly in the U.S. and U.K.

    OPERATING EXPENSES

    Worldwide risk management and insurance services operating expenses for the third quarter of 1995 decreased $46 million, or 22.3 percent, versus the same period in 1994. Foreign exchange rate changes, including hedging contracts gains and losses decreased expenses by $0.8 million in 1995. The effect of sold operations reduced operating expenses by $29.1 million in 1995. After adjusting for the effect of these items, total operating expenses decreased $16.1 million, or 9.1 percent.

    The U.S. and European operations, particularly in the U.K., reported decreased expenses of $15 million and $1.7 million, respectively. These decreases primarily resulted from the aforementioned restructuring and other expense initiatives undertaken in 1994. Partially offsetting these reductions was an increase reported by the Asia-Pacific operations of $0.9 million primarily due to the acquisition of a small brokerage business.

    Third quarter of 1995 operating expenses for the specialist and reinsurance operations decreased $0.3 million, or 0.5 percent, versus 1994 levels. Foreign exchange rate variances, including hedging gains and losses, negatively impacted expenses by $0.5 million in 1995. Excluding the impact of foreign exchange rate variances, total operating expenses decreased $0.8 million, or 1.4 percent. Contributing to this decrease were reduced expenses of $1.9 million in the U.K. operations partially offset by a slight increase of $0.5 million for the U.S. operations.

    HUMAN RESOURCE MANAGEMENT CONSULTING

    Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:
                                                     For the Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                       1995              1994
                                                     --------          ---------
    Operating revenues:
      Commissions and fees                           $   51.4          $   56.1
      Fiduciary investment income                         0.1               0.1
                                                     --------          --------
         Total operating revenues                        51.5              56.2
                                                     --------          --------
    Operating expenses                                   49.4              55.0
                                                     --------          --------
    Operating income                                 $    2.1          $    1.2
                                                     ========          ========

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ----------------------------------------------

    HUMAN RESOURCE MANAGEMENT CONSULTING (CONTINUED)

    Human resource management consulting commissions and fees decreased by $4.7 million, or 8.4 percent, in the third quarter of 1995 compared to the same period in 1994. After adjusting for the effect of changes in foreign exchange rates, commissions and fees decreased by $4.9 million, or 8.7 percent. This decrease is primarily attributable to consulting revenue shortfalls in the U.S. and U.K. operations of $4.1 million and $1 million, respectively, resulting from the Company's restructuring program which included declines in the number of consultants based in these operations.

    Operating expenses decreased by $5.6 million, or 10.2 percent, for the third quarter of 1995 compared to 1994. After adjusting for the effect of changes in foreign exchange rates, operating expenses decreased by $5.8 million, or
    10.5 percent. Reflected in this decrease were operating expense reductions of $4.8 million, $0.7 million and $0.4 million in the U.S., U.K. and Canadian operations, respectively, as a result of the aforementioned restructuring and other expense initiatives undertaken in 1994.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994
    ---------------------------------------------

    CONSOLIDATED

    The Company reported net income of $81.9 million, or $1.42 per share on consolidated operating revenues of $952 million for the nine months ended September 30, 1995. Fully diluted earnings per share for the period were $1.33. Included in the results is an after-tax gain of $19.8 million, or $0.44 per share, from the sale of Alexsis, the Company's U.S.-based third party administrator operation.

    For the nine months ended September 30, 1994, the Company reported a net loss of $27.4 million, or $0.83 per share on a primary and fully diluted basis, on consolidated operating revenues of $990.7 million. These results included a $26.9 million, or $0.61 per share, loss from discontinued operations and a $2.6 million after-tax charge, or $0.06 per share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

    OPERATING REVENUES

    Consolidated operating revenues were $952 million for the first nine months of 1995 compared to $990.7 million for the same period in 1994. Revenue comparisons were impacted by both foreign currency fluctuations and dispositions of non-core businesses. After adjusting for the effect of these items, total revenues increased $31.1 million, or 3.5 percent.

    Commissions and Fees

    Total commissions and fees were $903.4 million for the first nine months of 1995 compared to $953.3 million for the same period in 1994. The sale of non-core operations reduced revenues in the comparable periods by $78 million and changes in foreign exchange rates had a favorable impact of $9.2 million. When adjusted for the effect of these items, total commissions and fees increased by $18.9 million, or 2.2 percent.

    Fiduciary Investment Income

    Investment income earned on fiduciary funds for the first nine months of 1995 increased by $11.2 million, or 29.9 percent, versus 1994 levels primarily due to higher average investment levels, particularly in the U.K. and higher worldwide interest rates, particularly in the U.S. and U.K.

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. These interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $0.9 million in the first nine months of 1995 and had a nominal effect on the same period in 1994. For additional information relating to the Company's interest rate financial instruments, see Note 12 of Unaudited Notes to Financial Statements.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

    OPERATING EXPENSES

    Consolidated operating expenses were $843.5 million for the first nine months of 1995, a decrease of $123.2 million or 12.7 percent, versus the comparable 1994 period. After adjusting for a $78.2 million decrease resulting from the sale of non-core operations and the impact of changes in foreign exchange rates, including hedging contracts gains and losses, operating expenses decreased $55.4 million, or 6.3 percent, on a comparable basis.

    Salaries and Benefits

    Consolidated salaries and benefits decreased by $57.6 million, or 9.6 percent in the first nine months of 1995 versus the same period in 1994. Excluding the effect of changes in foreign exchange rates and a $44.9 million decrease resulting from operations sold, total salaries and benefits decreased $20.2 million, or 3.7 percent, versus the comparable 1994 period. Contributing to this decrease was a 7.5 percent decline in headcount, excluding the impact of sold operations, primarily due to early retirement programs and worldwide workforce reductions pursuant to the 1994 plan of restructuring. Also reflected in the first nine months decrease were lower employee benefit costs resulting from the Company's expense reduction initiatives. Somewhat offsetting these items was an increase in incentives attributable to improved sales and profit performance coupled with the implementation of several new long-term incentive compensation plans.

    Other Operating Expenses

    Consolidated other operating expenses decreased by $65.6 million, or 18 percent, in the first nine months of 1995 compared to 1994. Excluding the effect of changes in foreign exchange rates, including hedging contracts gains and losses, and reductions resulting from the disposition of non-core businesses, other operating expenses decreased by $29.4 million, or 8.9 percent, in 1995 versus 1994. Contributing to this decline was the implementation of the 1994 plan of restructuring and other expense initiatives, including tightening of travel and entertainment practices, elimination of certain employee perquisites and the consolidation of vendor supply management. Additionally, this decrease reflects lower insurance costs primarily related to the Company's professional indemnity programs.

    OTHER INCOME (EXPENSES)

    Investment Income

    Investment income earned on operating funds increased for the first nine months of 1995 by $7.4 million, or 113.8 percent versus the comparable period in 1994. Contributing to this increase were higher average operating cash and investments levels during 1995 primarily resulting from the Company's improved operating performance and the remaining proceeds from the July 1994 issuance and sale of the Company's 8% Series B cumulative convertible preferred stock coupled with slightly higher worldwide interest rates.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------
    OTHER INCOME (EXPENSES) (CONTINUED)

    Interest Expense

    Interest expense increased by $2.2 million, or 18.5 percent, in the first nine months of 1995 versus 1994. The increase is due to a higher average debt level resulting from the $50 million borrowing in mid-1994 relating to a contract with a reinsurance company and the issuance of long-term notes payable upon settlement of the Shand and Mutual Fire contingencies during the first quarter of 1995.

    Other

    Other non-operating income (expenses) consists of the following:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1995       1994
                                                     ----       ----

    Gains on sales of businesses                    $ 30.4     $  -
    Litigation costs                                  (0.1)     (7.7)
    Other                                              3.7      (0.8)
                                                    ------     -----
                                                    $ 34.0     $(8.5)
                                                    ======     =====

    During the second quarter of 1995, the Company sold two small operations for gross proceeds of $1.9 million and resulting pre-tax gains totaling $1.4 million.

    On February 28, 1995 the Company completed the sale of Alexsis, Inc., its U.S.-based third party claims administrator, for total cash proceeds of $47.1 million. The previously reported pre-tax gain on this transaction was $30.3 million. Pursuant to the terms of the purchase agreement, under certain circumstances the transaction was subject to a post-closing adjustment in the purchase price. During the third quarter of 1995 the Company and the purchaser reached an agreement resulting in a final pre-tax gain of $28.7 million ($19.8 million after-tax or $0.44 per share).

    In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million.

    Litigation costs in 1994 are associated primarily with the Mutual Fire lawsuit described in Note 11 of the Unaudited Notes to Financial Statements.

    INCOME TAXES

    The Company reported income tax expense of $54.7 million on pre-tax income of $142.3 million in the first nine months of 1995. The expense is higher than the expected tax expense of $49.8 million based on the U.S. statutory rate of 35 percent, primarily due to U.S. taxes on income earned by foreign subsidiaries and to state and local income taxes. Certain expenses which are not deductible, including amortization of goodwill also negatively affected the tax rate. Partially offsetting these factors is the favorable impact of the amount of gain recognized on the sale of Alexsis for tax purposes as well as foreign tax rates which were lower than the U.S. statutory rate.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

    INCOME TAXES (CONTINUED)

    The Company's effective tax rate in the first nine months of 1994 was 39.6%. The rate was higher than the U.S. statutory rate of 35% primarily due to amortization of goodwill, and certain other non-deductible expenses. These factors were offset in part by the favorable impact of state and local tax benefits on losses generated in the U.S. operations as well as foreign tax rates which were lower than the U.S. statutory rate.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

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

    On July 1, 1994, the Company entered into a finite risk contract providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million ($50 million of which was borrowed from the reinsurance company) to the reinsurance company and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At September 30, 1995, the recoveries were limited to $113 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations. As a result of this transaction, the Company recorded a $6 million charge in the second quarter of 1994 which represented the cost of the premium and deductible that exceeded existing reserves for covered exposures at that time.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

    DISCONTINUED OPERATIONS (CONTINUED)

    During the third quarter of 1994, the Company recorded a $20.9 million charge relating to an agreement that resolved certain indemnity obligations to Sphere Drake. Under terms of the Sphere Drake agreement, the Company received a cash payment of $5 million in settlement of the zero coupon notes receivable and related indemnities as well as certain income tax liabilities.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

    SEGMENT INFORMATION

    INSURANCE SERVICES

    Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1995        1994
                                                    ----        ----
    Operating revenues:
      Risk management and insurance services
        broking                                    $542.1      $602.4
      Specialist insurance and reinsurance
        broking                                     205.7       190.2
      Fiduciary investment income                    48.3        37.2
                                                   ------      ------
          Total operating revenues                  796.1       829.8
    Operating expenses                              672.4       771.5
                                                   ------      ------
    Operating income                               $123.7      $ 58.3
                                                   ======      ======

    RISK MANAGEMENT AND INSURANCE SERVICES BROKING REVENUES

    Worldwide risk management and insurance services broking commissions and fees decreased $60.3 million, or 10 percent, for the first nine months of 1995 compared to 1994. Reflected in this decrease are the net impact of sold operations which reduced revenues by $78 million and a favorable foreign exchange rate variance of $5.3 million. Excluding the effect of these items, commissions and fees increased $12.4 million, or 2.4 percent.

    The European, Latin America, U.S., Canada and Asia-Pacific operations reported increased commissions and fees of $1.6 million, $5.2 million, $1 million, $2 million and $2.6 million, respectively. The European operations favorable variance reflects increased commissions and fees of $5.1 million in Continental Europe, particularly in Germany, the Netherlands and France, partially offset by a $3.5 million decrease for such revenues in the U.K. The Continental Europe increases are primarily attributable to increased commission rates and the acquisition of a small brokerage business. The U.K. decrease reflects weakened pricing resulting from their softening market. The increases in the Latin America and U.S. operations are primarily due to new business production and favorable client retention levels. The increase in the Canada operations reflects increased commission rates and new business production. Furthermore, the increase in the Asia-Pacific operations reflects the acquisition of a small brokerage business.

    SPECIALIST INSURANCE AND REINSURANCE BROKING REVENUES

    For the first nine months of 1995 total broking commissions and fees for the specialist insurance and reinsurance operations increased $15.5 million, or
    8.1 percent, versus 1994 levels. Changes in foreign exchange rates increased 1995 broking revenues by $1.9 million. After adjusting for the effect of changes in foreign exchange rates, commissions and fees increased $13.6 million, or 7.2 percent. This increase was primarily due to reported increases of $13.1 million and $0.3 million in the U.S. and U.K. operations, respectively.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

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

    FIDUCIARY INVESTMENT INCOME

    For the first nine months of 1995 investment income earned on fiduciary funds, held by the Company in connection with its broking services for the risk management and insurance services broking and the specialist and reinsurance broking operations was $23.9 million and $24.4 million, respectively, versus $21 million and $16.2 million, respectively, for the comparable period in 1994. Total Insurance Services investment income increased by $11.1 million, or 29.8 percent, versus 1994 levels. The increase was primarily due to higher average investment levels, particularly in the U.K., and higher worldwide interest rates, particularly in the U.S. and U.K.

    OPERATING EXPENSES

    Worldwide risk management and insurance services operating expenses for the first nine months of 1995 decreased $107.2 million, or 17.6 percent, versus the same period in 1994. Foreign exchange rate changes, including hedging contracts gains and losses, increased expenses by $2.7 million in 1995. The net effect of sold operations reduced operating expenses by $78.2 million in the comparable periods. After adjusting for the effect of these items, total operating expenses decreased $31.7 million, or 6.1 percent.

    The U.S. and European operations reported decreased operating expenses of $34.1 million and $0.6 million, respectively. The European operations favorable variance reflects reduced operating expenses of $2.7 million in the U.K. substantially offset by increased operating expenses of $2.1 million in Continental Europe, particularly in France. Furthermore, increased operating expenses of $2.9 million and $2.1 million were reported in the Asia-Pacific and Latin America operations, respectively. The reported reductions were primarily the result of the aforementioned restructuring and other expense initiatives undertaken in 1994 somewhat offset by an increase in incentives attributable to improved sales and profit performance coupled with the implementation of several new long-term incentive compensation plans. The reported increases in the Continental Europe and Asia-Pacific operations were primarily due to acquisitions of small brokerage businesses.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994 (CONTINUED)
    ---------------------------------------------

    OPERATING EXPENSES (CONTINUED)

    First nine months of 1995 operating expenses for the specialist and reinsurance broking operations increased $8.1 million, or 5 percent, versus 1994 levels. Foreign exchange rate variances, including hedging gains and losses, negatively impacted expenses by $5.8 million in 1995. Excluding the impact of foreign exchange rate variances, total operating expenses increased $2.3 million, or 1.4 percent. Contributing to this increase were higher expenses of $3.2 million in the U.S. operations partially offset by reduced expenses of $1.5 million in the U.K. operations. The reported reduction in the U.K. operations was primarily the result of the aforementioned restructuring and other expense initiatives undertaken in 1994. Both of these variances reflect additional incentives during 1995 due to improved operating performance.

    HUMAN RESOURCE MANAGEMENT CONSULTING

    Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:


                                                    For the Nine Months Ended
                                                         September 30,
                                                     ------------------------
                                                       1995           1994
                                                     --------       --------
    Operating revenues:
      Commissions and fees                           $  155.6       $  160.7
      Fiduciary investment income                         0.3            0.2
                                                     --------       --------
         Total operating revenues                       155.9          160.9
                                                     --------       --------
    Operating expenses                                  149.7          162.9
                                                     --------       --------
    Operating income (loss)                          $    6.2       $   (2.0)
                                                     ========       ========

    Human resource management consulting commissions and fees decreased by $5.1 million, or 3.2 percent, in the first nine months of 1995 compared to 1994. After adjusting for the effect of changes in foreign exchange rates, these revenues decreased $7.1 million, or 4.4 percent. This decrease is primarily attributable to consulting revenue shortfalls of $7.5 million and $1.7 million in the U.S. and U.K. operations, respectively, resulting from the Company's restructuring program which included declines in the number of consultants based in these operations. Partially offsetting these decreases were increased commissions and fees of $1.5 million in the Canadian operations.

    Operating expenses decreased by $13.2 million, or 8.1 percent, for the first nine months of 1995 compared to 1994. After adjusting for the effect of changes in foreign exchange rates, operating expenses decreased $15.1 million, or 9.3 percent. Reflected in this decrease were reductions of $11.9 million, $1.8 million and $1.7 million in the operating expenses of the U.S., U.K. and Canadian operations, respectively, primarily as a result of the aforementioned restructuring and other expense initiatives undertaken in 1994.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, the Company's operating cash and cash equivalents totaled $254.8 million, a $6.1 million increase over the 1994 year-end balance. In addition, the Company had $69.7 million of operating funds invested in short-term and long-term investments at September 30, 1995, a $13.6 million decrease compared to December 31, 1994.

    Operating Activities

    The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains on sales of business and changes in working capital balances. In addition, the net cash flows relating to discontinued operations are included. In the first nine months of 1995, the Company's operating activities used $42.2 million of operating funds, including the following items.

    The 1994 charges for restructuring required $20.8 million of cash payments during the first nine months of 1995. The Company anticipates that approximately $8.4 million of the remaining balance of $33.6 million will be funded during the fourth quarter of 1995.

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

    Investing Activities

    The Company's net capital expenditures for property and equipment were $15.1 million and $17.2 million during the nine months ended September 30, 1995 and 1994, respectively. These expenditures decreased as a result of the Company's restructuring and other expense initiatives undertaken in 1994.

    In January 1995, the Company received the remaining proceeds of $29.2 million from the November 1994 sale of the U.S.-based personal lines business. In addition, the Company received $7.2 million in January 1995 from the sale of its minority interest in a U.K. merchant bank and $47.1 million in February 1995 from the sale of Alexsis.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    Investing Activities (continued)

    On October 12, 1995, the Company completed its previously announced plan to acquire most of the U.S. retail insurance broking and consulting business of Jardine Insurance Brokers Inc. (JIB) for a purchase price not to exceed approximately $48.3 million. The Company paid $21.1 million at closing and issued two 6.375% promissory notes totaling $21.2 million with payments of $10.6 million due on April 9 and October 12, 1996, respectively. The latter payment is subject to adjustment based on certain revenue retention criteria at the former JIB offices. The remaining purchase price of approximately $6 million is cotingent on the retention of specific accounts over a four year period ending October 12, 1999. The acquired offices generated revenues of approximately $53 million in 1994.

    This acquisition will be accounted for under the purchase method in the fourth quarter of 1995. A substantial majority of the purchase price will be allocated to identifiable intangible assets (expiration lists) and goodwill. In addition, the Company expects to complete its integration plans before year-end and, as a result, it is probable that the Company would incur a one-time charge in the fourth quarter of 1995 relating to closing certain of its offices and workforce reductions. Based on currently available information, the specific amount of the charge cannot be determined at this time. However, the Company currently expects that the amount of the pre-tax charge will range from $10 million to $15 million.

    The Company will continue to evaluate domestic and international geographical market expansion possibilities and further industry specialization. Furthermore, the Company is considering additional possible niche and substantial strategic acquisitions relating to its core businesses, as well as other opportunities in the financial services industry. As part of its evaluation of opportunities, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. However, the Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

    Financing Activities

    During the first quarter of 1995, the Company increased long-term debt by $19.8 million and recorded a note receivable of $1.3 million under the terms of the settlement relating to Shand. In the second quarter of 1995, $15.8 million of this long-term debt was prepaid and $1.3 million of cash was received in payment of the note receivable. The remaining contingent note payable of $4 million was paid in full in September 1995. In accordance with the Mutual Fire settlement agreement, the Company increased long-term debt in the first quarter of 1995 by $25.9 million, representing the present value of a $35 million zero coupon note on March 27, 1995, secured by a letter of credit, using a discount rate of 9.3%. A partial payment of $0.3 million was made on this note in June 1995. The first quarter activity was applied against the 1994 special charges reserve and the Company's previously established reserves. The present value of the outstanding principal balance of the note payable at September 30, 1995 was $26.9 million.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    Financing Activities (continued)

    The decline in cash dividend payments reflects the reduction in the Company's Common Stock dividend by 90 percent in 1994, resulting in annualized cash flow improvement of $40 million. The 1995 cash flow improvement from this action will be approximately $10 million. In addition, dividends on the Company's Series B Cumulative Convertible Preferred Shares (Series B Convertible Preferred Shares) are payable in kind (additional preferred shares) until December 15, 1996 and thereafter, at the election of the Board of Directors, until December 15, 1999.

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

    On March 27, 1995, the Company's then existing credit agreement was replaced by a new $200 million three-year facility with various banks which expires in March 1998. The agreement provides for unsecured borrowings and for the issuance of up to $100 million of letters of credit. During the second quarter of 1995, the Company arranged a $10 million letter of credit under this agreement. On August 23, 1995, the Company announced its intention to redeem its outstanding 11% Convertible Subordinated Debentures due 2007. All $60.2 million of outstanding securities were redeemed on October 13, 1995, together with accrued interest and a $0.9 million redemption premium. This redemption was primarily funded by the Company through the borrowing of $60 million under its revolving credit facility. The interest rate on these borrowings is 6.44% which is based on LIBOR. The Company has full and immediate access to the remaining $130 million credit line. See Note 10 of the Unaudited Notes to Financial Statements for further information regarding this credit agreement.

    Supplementing the credit agreement, the Company has unsecured lines of credit available for general corporate purposes totaling $91.9 million, of which $91.4 million were unused at September 30, 1995. These lines consist of uncommitted cancellable facilities in foreign countries. If drawn, the lines bear interest at market rates and carry annual commitment fees of not greater than 1/2 percent of the line.

    In March 1995, a U.S. subsidiary prepaid an unsecured $10 million term loan which was due August 1995.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
    --------------------------------------------------------------------------

    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    Other

    As a result of the devaluation of the Mexican peso in late 1994, the Company's accumulated translation adjustment balance for its Mexican operation reflected an unrealized loss of $6.2 million at December 31, 1994. Further devaluation of the Mexican peso during the first nine months of 1995 has increased this unrealized loss to $9.3 million at September 30, 1995. However, the Company expects to maintain its strategic investment in Mexico for the long-term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not consider its investment in Mexico to be permanently impaired.

    In the first nine months of 1995, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, positively impacted total Stockholders' Equity by $4 million. The increase reflects the strengthening of most of the major European currencies and the Canadian dollar against the U.S. dollar.

    At September 30, 1995, the Company has an accumulated deficit of $227.3 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. At September 30, 1995, the current maximum amount of unrestricted funds the Company has available to pay Common Stock dividends under Maryland law equaled approximately $286.8 million. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 11 of the Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividend declarations. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend-paying shares associated with the Class A and Class C Common stock.

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

               Alexander & Alexander Services Inc. & Subsidiaries
                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Part I, Note 11 of the Unaudited Notes to Financial Statements and to MD&A hereof as to the Company's discussion of contingencies which is incorporated herein by reference in its entirety.

ITEM 5.  OTHER INFORMATION

ACQUISITIONS

On October 12, 1995, the Company completed its previously announced plan to acquire most of the U.S. retail insurance broking and consulting business of Jardine Insurance Brokers Inc. (JIB) for a purchase price not to exceed approximately $48.3 million. The Company paid $21.1 million at closing and issued two 6.375% promissory notes totaling $21.2 million with payments of $10.6 million due on April 9 and October 12, 1996, respectively. The latter payment is subject to adjustment based on certain revenue retention criteria at the former JIB offices. The remaining purchase price of approximately $6 million is contingent on the retention of specific accounts over a four year period ending October 12, 1999. The acquired offices generated revenues of approximately $53 million in 1994. This acquisition will be accounted for under the purchase method in the fourth quarter of 1995. Reference is made to Part I, Note 13 of the Unaudited Notes to Financial Statements hereof which is incorporated herein by reference in its entirety.

BOARD ACTIONS

At its regular meeting of the Board of Directors of the Company held on October 24, 1995, the Board of Directors elected Ronald A. Iles as Deputy Chairman of the Board of Directors. Mr. Iles serves as Chairman of Alexander & Alexander Services UK plc, the parent company of the Company's European operations and Chairman of Alexander Howden Group Ltd. (AHG), the Company's primary reinsurance and specialist subsidiary. He formerly served as Senior Vice President of the Company.

At the same meeting, the Board of Directors also made the following appointments:

- Edward F. Kosnik, Chief Financial Officer of the Company, was appointed Senior Executive Vice President of the Company. He formerly served as Executive Vice President of the Company.

- Elliot S. Cooperstone, Chief Administrative Officer of the Company and Executive Vice President and Chief Operating Officer of Alexander & Alexander Inc., the Company's United States retail subsidiary, was appointed Executive Vice President of the Company. He formerly served as Senior Vice President of the Company.

- Kenneth J. Davis, Chief Executive Officer of Alexander & Alexander Europe, the Company's United Kingdom and European retail broking subsidiary, was appointed Executive Vice President of the Company.

- Dennis L. Mahoney, Deputy Chairman of AHG responsible for the Company's global specialist operations, was appointed Executive Vice President of the Company.

Also, on October 24, 1995, at its regular meeting of the Board of Directors of the Company, pursuant to Article XI of the Company's Bylaws, the Board of Directors amended the Company's Bylaws to provide for the position of senior executive vice president of the Company.

               Alexander & Alexander Services Inc. & Subsidiaries
                     PART II. OTHER INFORMATION (continued)
                     --------------------------------------

ITEM 6.  EXHIBITS

     (a) Exhibits

         Exhibit No.          Item
         -----------          ----


                3.0           Amendment to Bylaws of the Company,
                              dated October 24, 1995

               11.0           Statement Re:  Computation of per Common
                              Share Earnings

               27.0           Financial Data Schedule


     (b) Current Reports on Form 8-K

         Current Report on Form 8-K was filed on September 11, 1995, noticing the proposed acquisition of a majority of Jardine Insurance Brokers Inc. U.S. Retail Operations.

         Current Report on Form 8-K was filed on October 16, 1995, noticing: (1) the completion on October 12, 1995 of the acquisition of a majority of Jardine Insurance Brokers Inc. U.S. Retail Operations; and (2) the redemption on October 13, 1995, of the Company's 11% Convertible Subordinated Debentures due 2007 which was primarily funded by the Company through the borrowing of $60 million under its long-term revolving credit facility.

                                    SIGNATURE
                                    ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 1995.







                            ALEXANDER & ALEXANDER SERVICES INC.
                                         (Registrant)



                            BY: /s/Edward F. Kosnik            November 14, 1995
                            ----------------------------------------------------
                                   Edward F. Kosnik            Date
                                   Senior Executive Vice
                                   President & Chief
                                   Financial Officer

                       ALEXANDER & ALEXANDER SERVICES INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1995

                                INDEX TO EXHIBITS

Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:

Exhibit                                                         Page No.
-------                                                         --------

3.0               Amendment to Bylaws of the Company, dated
                  October 24, 1995                                 48

11.0              Statement Re:  Computation of per Common Share
                  Earnings                                         51

27.0              Financial Data Schedule                          52