Form 10-K405
period 1995-12-31
ALEXANDER & ALEXANDER SERVICES INC
filed 1996-03-29
CIK 3449

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-8282

                      ALEXANDER & ALEXANDER SERVICES INC.
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                      52-0969822
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          1185 AVENUE OF THE AMERICAS
                    NEW YORK, NEW YORK 10036 (212) 444-4500
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                          ON WHICH REGISTERED
           -------------------                         ---------------------
       Common Stock, $1 par value                  New York Stock Exchange, Inc.
     Preferred Share Purchase Rights
       Common Stock, $1 par value                   London Stock Exchange, Ltd.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                          ON WHICH REGISTERED
           -------------------                         ---------------------
 Class A Common Stock, $.00001 par value                       None
   Class C Common Stock, $1 par value               London Stock Exchange, Ltd.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was $865,963,734.

The number of shares of Common Stock, $1 par value, outstanding as of March 15, 1996 was 42,306,378.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of March 15, 1996 was 1,865,030.

The number of shares of Class C Common Stock, $1 par value, outstanding as of March 15, 1996 was 356,491.

------------
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

    Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
GENERAL

    Alexander & Alexander Services Inc. (the "Company"), is a holding company which, through its subsidiaries, provides risk management, insurance brokerage and human resource management consulting services on a global basis. It is one of the few organizations capable of providing such services to clients with multinational operations. The Company operates from offices located in more than 80 countries and territories through wholly owned subsidiaries, affiliates and other servicing capabilities. Its international operations represent 53 percent, 48 percent and 46 percent of the Company's consolidated operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively. The Company was incorporated under the laws of the State of Maryland in 1973 and through predecessor entities has been in business since 1899.

    During 1994, the Board of Directors effected significant changes in the Company's management. In the last half of 1994, new management conducted a thorough worldwide review of the Company's operations, expense structure and business strategy. As a result of this review, management restructured, to varying degrees, each of the Company's core businesses. During 1995, the Company made certain strategic purchases of businesses, both domestic and international, to complement existing operations. In addition, new offices were opened in Bahrain, Greece, India, Indonesia, Norway, South Africa and Switzerland. The Company will continue to explore geographical market expansion and further industry specialization as well as consider possible niche and substantial strategic acquisitions relating to its core business and other opportunities within the financial services industry.

INDUSTRY SEGMENTS

    Insurance Services. The Company's principal industry segment is insurance services, which includes risk management and insurance services, specialist broking and reinsurance broking. For each of the years ended December 31, 1995, 1994 and 1993, total revenues contributed by the Company's insurance services segment accounted for 84 percent of its consolidated operating revenues. The Company's extensive services permit it to handle diverse lines of coverage. In October 1995, the Company acquired most of the U.S. retail insurance broking and consulting business of Jardine Insurance Brokers, Inc. for a purchase price not to exceed approximately $48.3 million. The acquisition increased the Company's presence in the west, primarily in California, and added management strength to certain U.S. practice groups, including health care and agribusiness.

    Risk Management and Insurance Services. The Company's Risk Management and Insurance Services operations (also referred to as "retail broking") develop risk management programs and place coverage on behalf of its clients directly with insurance companies or indirectly through specialist insurance brokers. During 1995, this operation served approximately 125,000 clients, through 260 offices in 74 countries. For the years ended December 31, 1995, 1994 and 1993, the Company's risk management and insurance services operations accounted for approximately 60 percent, 64 percent and 64 percent, respectively, of the Company's consolidated operating revenues. The Company's risk analysis and management capabilities include a broad range of services such as risk surveys and analyses, loss control and cost studies, formulation of safety procedures and insurance programs. Complementing these services, the Company offers financial and actuarial services, risk information and strategic risk management consulting. In 1993, the common trading name of "Alexander & Alexander" was introduced throughout its global insurance services network in the United States, the United Kingdom, Canada and Japan and in most of its markets in continental Europe, Asia-Pacific and the Middle East.

    Specialist and Reinsurance Broking. Effective January 1, 1995, the Company's specialist broking (also referred to as "wholesale broking") and reinsurance broking operations were combined under the operating name Alexander Howden Group Limited, headquartered in London. This operation has 62 offices located in 37 countries. For the years ended December 31, 1995, 1994 and 1993, the Company's combined specialist and reinsurance broking operations accounted for approximately 24 percent, 20 percent and 20 percent, respectively, of the Company's consolidated operating revenues. As a specialist broker, the Company acts as an intermediary between the retail broker and insurance companies throughout the world, including Lloyd's of London syndicates. The Company's worldwide specialist operations place large and complex risks that require access to the London and world insurance markets, and offer excess, surplus and specialty lines placements, specialist insurance broking and facultative reinsurance. As a reinsurance broker, the Company places coverage on behalf of its insurance or reinsurance company clients worldwide, including Lloyd's of London syndicates, to reinsure all or a portion of the risk underwritten by that insurance or reinsurance company.

    The Company is compensated for its broking services by commissions, usually as a percentage of insurance premiums paid by the client, or by negotiated fees. The Company may also receive overrider and/or contingent commissions which are based on the volume and/or profitability of business placed with an insurance company over a given period of time. The Company is generally compensated on a fee basis when providing consulting and advisory services with respect to clients' risk and underwriting management programs. In addition to commissions and fees, the Company derives revenues from investment income earned on fiduciary funds. Premiums received from insureds but not yet remitted to the carriers and claims payments received from carriers but not yet remitted to the insureds are held as cash or investments in a fiduciary capacity.

    The Company's insurance broking revenues are generally affected by premium rates charged by insurance companies in the property and casualty markets and the overall available market capacity. Commission and fee growth has been constrained since the mid-to-late 1980's due to soft pricing and excess capacity and the resultant intense competition among insurance carriers. The Company's broking revenues are also affected by the timing of renewal cycles in different parts of the world and lines of business which produce a degree of seasonality in the Company's results. Risk management and insurance services broking revenues in Continental Europe are the strongest during the first quarter of the year, in contrast to the U.S. and Asia-Pacific, where such revenues are the strongest in the fourth quarter of the year. Specialist and reinsurance broking revenues are strongest during the first and second quarters.

    Human Resource Management Consulting. The Company offers global workforce-related consulting and benefits broking services through The Alexander Consulting Group Inc. ("ACG"). For each of the years ended December 31, 1995, 1994 and 1993, total revenues contributed by ACG accounted for 16 percent of the Company's consolidated operating revenues. ACG provides integrated advisory and support services in workforce management, including retirement planning, health/welfare and total compensation, human resource information technologies and communications. ACG also offers brokerage services for group health and welfare, special risk, and executive planning insurance coverages. During 1995, ACG served over 20,000 clients, through 87 offices in 17 countries.

    The Company is compensated for human resource management consulting services on a fee basis, except in instances where it receives commissions from insurance companies for the placement of individual and group insurance contracts. Revenues for the human resource management consulting segment are typically strongest in the fourth quarter and weakest in the first quarter, and therefore, produce a degree of seasonality in the Company's results. Revenue generated in the Company's human resource consulting business can be significantly affected by legislative enactments.

    Financial Information about Industry Segments. For financial information related to the Company's industry segments and geographical concentrations for each of the three years in the period ended December 31, 1995, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 15 of the Notes to Financial Statements in the Company's 1995 Annual Report to Stockholders (the "1995 Annual Report").

DISCONTINUED OPERATIONS

    In 1985, the Company discontinued its insurance underwriting operations. In 1987, the Company sold Sphere Drake Insurance Group. The Sphere Drake sales agreement provides indemnities by the Company to the purchaser for various potential liabilities including provisions covering future losses on certain insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company, a U.K.-based insurance company, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701. In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency, an underwriting management company previously managed by a subsidiary of the Company. In addition, the Company is currently running off its insurance underwriting subsidiaries located in Atlanta and Bermuda. For further information concerning discontinued operations see MD&A and Note 6 of Notes to Financial Statements in the 1995 Annual Report.

COMPETITION AND CUSTOMERS

    Based on 1994 revenues, the Company believes that it is the fourth largest insurance broker worldwide and the eighth largest human resource management consultant worldwide.

    The Company's clients are primarily commercial enterprises including a broad range of industrial, transportation, service, financial and other businesses. No significant part of the Company or its subsidiaries' business is dependent upon a single client or a few clients, the loss of any one of which would have a material adverse affect on the Company.

    Insurance broking and human resource management consulting are highly competitive industries. The Company competes with other worldwide and national companies, as well as regional and local firms and individuals. The principal methods of competition in these businesses involve the nature, quality and cost of the services the broker or consultant provides. As a service provider, the Company also encounters competition with respect to attracting and retaining qualified employees. In addition, insurance and reinsurance underwriters compete with the Company by marketing and servicing their insurance products without the assistance of insurance brokers. Also, certain insureds and groups of insureds have initiated programs of self-insurance, thereby reducing or eliminating the need for insurance brokers.

REGULATION AND LICENSING

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

EMPLOYEES

    At December 31, 1995, the Company had approximately 11,900 employees. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

    Substantially all of the Company's worldwide facilities are leased. No difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. For further information concerning the Company's obligations under capital leases and noncancelable operating leases see Notes 8 and 13 of Notes to Financial Statements in the 1995 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

    Reference is made to Notes 5 and 14 of Notes to Financial Statements in the 1995 Annual Report which is incorporated herein by reference, as to information concerning the Company's legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    Incorporated herein by reference is information concerning the market price and dividends per share of the Company's Common Stock contained in Note 16 of Notes to Financial Statements and information under the caption "Approximate Number of Equity Security Holders," in the 1995 Annual Report. Also incorporated herein by reference is information concerning restrictions on the payments of dividends on the Company's Common Stock contained in Note 10 of Notes to Financial Statements in the 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

    Information under the caption "Selected Financial Data" in the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

    Information under the caption "Management's Discussion and Analysis of Financial Condition & Results of Operations" in the 1995 Annual Report is incorporated herein by reference. Certain sections of the information incorporated herein by reference contain forward-looking statements. Such statements include without limitation, discussions concerning revenue growth, market and industry conditions, interest rates, restructuring charges, contingencies and matters relating to the Company's discontinued operations and income taxes. Such forward-looking statements are based on available current market and industry materials, expert's reports and opinions, as well as management's expectations concerning future events impacting the Company. There can be no assurance that such forward-looking statements will occur or that the Company's results will be as anticipated. Accordingly, the Company's actual consolidated results for the first quarter of 1996 and beyond could differ materially from the forward-looking statements incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following are incorporated herein by reference to the 1995 Annual
Report:

       Independent Auditors' Report

       Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995.

       Consolidated Balance Sheets, December 31, 1995 and 1994.

       Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

       Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995.

       Notes to Financial Statements, including unaudited quarterly financial data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

    During the fiscal years ended December 1995 and 1994 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditors.

--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item as to directors is included under the caption "Nominees for Election to the Board of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") and is incorporated herein by reference. Information required by this item is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement and is incorporated herein by reference.

    The following sets forth information with respect to current executive officers of the Company:

    FRANK G. ZARB, 61, has served as chairman of the board, chief executive officer and president of the Company since June 1994. From November 1993 until joining the Company, he served as vice chairman and group chief executive officer of The Travelers Inc. He was chairman and chief executive officer of Smith Barney Inc. and Smith Barney, Harris Upham & Co. Incorporated from November 1988 to June 1993, and president of such corporations from June 1989 to June 1993. From 1978 to 1988, he was a general partner at Lazard Freres & Co. (an investment banking firm). Previously, he served in the United States Government as: executive director of the Energy Resources Council and administrator for the Federal Energy Administration from 1974 to 1977; Assistant to the President of the United States for Energy Affairs from 1975 to 1977; Associate Director of the United States Office of Management and Budget from 1973 to 1974; and United States Assistant Secretary of Labor from 1971 to 1972. Mr. Zarb has been a director of the Company since June 1994.

    LAWRENCE E. BURK, 54, has served as chairman, chief executive officer and president of Alexander & Alexander Inc. ("A&A Inc."), the Company's U.S. retail broking subsidiary, since November 1993. Since joining the Company in 1970, he has held various senior management positions for the Company's retail broking operations, including global business development director, January 1991 to October 1993, and U.S. eastern regional director, May 1989 to January 1991.

    ELLIOT S. COOPERSTONE, 34, has served as executive vice president and chief administrative officer of the Company since October 1995 and August 1994, respectively, and as senior vice president from August 1994 to October 1995. In January 1995, he was appointed executive vice president and chief operating officer of A&A Inc. From 1993 until joining the Company, he was assistant to the vice chairman of The Travelers Inc. From 1992 to 1993 he was director of strategic planning for The Walt Disney Company and from 1988 to 1992 he held various positions at The Boston Consulting Group Inc., including consultant and manager.

    KENNETH J. DAVIS, 53, has served as executive vice president of the Company since October 1995 and as chief executive officer of Alexander & Alexander Europe, an entity formed from the merger of the Company's U.K. and European retail broking operations since December 1992. Since joining the Company in 1985, Mr. Davis has held various executive management positions, including chief operating officer of Alexander Stenhouse U.K. Ltd from January 1987 until December 1992.

    JAMES S. HORRICK, 55, has served as president and chief executive officer of Alexander & Alexander/Reed Stenhouse Limited, the Company's retail broking subsidiary in Canada, since January 1989 and January 1988, respectively. Since August 1994, Mr. Horrick has also had management responsibility for the Company's Latin America/Caribbean regions. He has served in various executive management and operating positions for the Company's Canadian subsidiaries since 1985.

    RONALD A. ILES, 60, has served as deputy chairman of the Board of Directors of the Company since October 1995, as chairman of Alexander & Alexander Services U.K. plc, the parent of the Company's European operations since 1993. In January 1995, Mr. Iles was appointed chairman of Alexander Howden Group Limited ("AHG"), an entity formed from the merger of the Company's specialist and reinsurance broking operations. From 1985 to October 1995, he also served as senior vice president of the Company. Since 1982, Mr. Iles has held various executive management positions, including chairman of Alexander Howden Reinsurance Brokers Ltd. ("AHRB") from 1982 to December 1994. Mr. Iles has been a director of the Company since January 1995.

    R. ALAN KERSHAW, 48, has served as vice president and treasurer of the Company since June 1989. He joined the Company in 1986 as assistant treasurer-international.

    EDWARD F. KOSNIK, 51, has served as senior executive vice president and chief financial officer of the Company since October 1995 and August 1994, respectively. He was chairman of the board, president and chief executive officer of JWP, Inc., a global services company, from April 1993 until February 1994 and executive vice president and chief financial officer of such corporation from December 1992 until April 1993. From 1987 until 1992 he was president and chief executive officer of Sprague Technologies Inc., a worldwide manufacturer of electronic components. He has been a director of the Company since March 1995.

    DENNIS L. MAHONEY, 45, has served as executive vice president of the Company since October 1995 and as deputy chairman and group chief executive officer of AHG since January 1995 and February 1996, respectively. He is responsible for management of the Company's worldwide specialist broking operations. Mr. Mahoney joined the Company in 1984 and served as chairman of Alexander Howden Limited until his 1995 appointment as deputy chairman of AHG.

    DAN R. OSTERHOUT, 45, has served as a senior vice president of the Company since January 1988, with responsibility for management of the Company's underwriting exposures. Since January 1996, he has served as chairman and chief executive officer of Alexander Capital Markets and from March 1994, as chairman and chief executive officer of Alexander Underwriting Services. From September 1991 to December 1993, he also served in various executive positions with A&A Inc., including president and chief operating officer. He has held various other financial and management positions since joining the Company in 1970.

    MARK J. SCHNEIDERMAN, 48, has served as senior vice president, corporate human resources since July 1995. From 1982 until joining the Company, he was a managing director, human resources for Chemical Banking Corporation.

    DONALD L. SEELEY, 52, has served as a senior vice president of the Company since May 1992 and as chief executive officer of the Alexander Consulting Group Inc., the Company's human resource management subsidiary, since October 1993. From September 1988 to September 1993 he was responsible for the management of the Company's treasury, tax, strategic planning and corporate secretary functions, having served as vice president from September 1988 to April 1992.

    ALBERT A. SKWIERTZ, JR., 50, has served as a senior vice president and general counsel of the Company since February 1996 and August 1994, respectively, as assistant general counsel from April 1991 to August 1994, and as vice president from April 1991 to February 1996. From August 1977 through April 1986 he held various positions with the Company's legal department, including vice president and assistant general counsel. Between April 1986 and April 1991 he served as general counsel of Sedgwick James & Co. and The Crump Companies.

    RICHARD P. SNEEDER, JR., 46, has served as vice president and controller of the Company since February 1996 and October 1994, respectively. He joined the Company in 1985 as assistant controller.

    ALAN E. WILLIAMS, 48, has served as chairman of the marine & aviation division of AHG since January 1995. In January 1996, he was appointed Chairman of Alexander Howden North America and Alexander Reinsurance Intermediaries Inc. Since 1982, he has held various executive management positions with the marine and reinsurance divisions of the Company, including chief executive of the marine division and deputy chairman of AHRB.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    Information included under the caption "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information included under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Director Nominees and Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information included under the caption "Certain Transactions" in the 1996 Proxy Statement is incorporated herein by reference.

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

 3.3 --Articles Supplementary of the Company, dated March 18, 1993, relating to the $3.625 Series A Convertible Preferred Stock (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

 3.4 --Articles Supplementary of the Company, dated July 15, 1994, relating to the 8% Series B Cumulative Convertible Preferred Stock (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

 3.5 --Articles Supplementary of the Company, dated July 15, 1994, relating to the Series A Junior Participating Preferred Stock (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

 3.6     --Amended and Restated Bylaws of the Company, dated as of October 24,
           1995.

 4.1 --Rights Agreement between the Company and First Chicago Trust Company of New York, formerly Morgan Shareholder Services Trust Company, as Rights Agent dated as of June 11, 1987, amended and restated as of March 22, 1990, and as amended April 21, 1993, June 6, 1994, July 15, 1994, and November 16, 1995 (incorporated herein by reference to the Company's Registration Statement on Form 8-A filed with the Commission on June 19, 1987, as amended).

 4.2 --Form of Trust Agreement dated as of June 11, 1987, amended and restated as of March 28, 1990, between the Company and Montreal Trust Company of Canada, as successor to The Canada Trust Company (incorporated herein by reference to Registration Statement on Form 8-A filed with the Commission on June 19, 1987, as amended).

The Company hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to long-term debt of the Company or its subsidiaries.

10.1*    --The Company's 1995 Long-Term Incentive Plan (the "1995 LTIP").

10.2*    --Form of the Company's Stock Option Award Agreement, Restricted Stock
           Award Agreement and Limited Stock Appreciation Rights Agreement for the 1995 LTIP and the Performance Bonus Plan for Executive Officers.

10.3*    --The Company's 1988 Long Term Incentive Compensation Plan, as amended
           (the "1988 Plan") and U.K. Executive Share Option Scheme under the 1988 Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 Registration No. 33-60054 filed with the Commission on March 26, 1993 and the Company's Registration Statement on Form S-8 Registration No. 33-60054 filed with the Commission on March 31, 1995, respectively).

10.4*    --The U.K. Executive Share Option Scheme under the 1995 LTIP and 1988
           Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Registration No. 33-60905 filed with the Commission on July 7, 1995).

10.5*    --1993 OptionPlan of Alexander & Alexander B.V. under the 1995 LTIP and
           1988 Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.6*    --Form of the Company's Stock Option Award Agreement, Restricted Stock
           Award Agreement, Other Stock Based Award Agreement and Performance Share/Unit Award Agreement for the 1988 Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

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

10.8*    --Form of the Company's Stock Option Agreement and Limited Stock
           Appreciation Rights Agreement for the 1982 Plan (incorporated herein by reference to the Company's Annual Report on Form 10K for the year ended December 31, 1990).

10.9*    --Non-Employee Director Deferred Stock Ownership Plan, as amended and restated August 18, 1995.

10.10*   --The Company's Performance Bonus Plan for Executive Officers.

10.11*   --The Company's 1995 Employee Discount Stock Purchase Plan (the
           "Employee Purchase Plan"), together with subplan entitled Worldwide Employee Savings-Related Stock Purchase Plan.

10.12*   --Resolutions of the Board of Directors of the Company amending the
           Employee Purchase Plan, effective as of August 17, 1995.

10.13*   --Alexander & Alexander U.K. Pension Scheme and Alexander & Alexander
           U.K. Voluntary Equity Scheme (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
           1985).

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

10.16*   --Alexander & Alexander Services Inc. and Subsidiaries Supplemental
           Executive Retirement Plan for Senior Management, amended and restated as of January 1, 1989 (the "SERP") (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

10.17    --Resolutions of the Compensation, Benefits and Nominating Committee of
           the Company amending the SERP, effective as of March 20, 1996.

10.18*   --Form of Employment Continuation Agreement effective as of February
           16, 1996.

10.19*   --Form of Termination Protection Agreement, effective as of July 1,
           1989, (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

10.20*   --Employment Agreement between Frank G. Zarb and the Company, dated as of June 16, 1994. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21*   --Stock Award Agreement between Frank G. Zarb and the Company, dated as of February 15, 1995. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

10.22*   --Employment Agreement between Edward F. Kosnik and the Company, dated as of February 15, 1996, together with Amendment No. 1 dated as of February 16, 1996.

10.23*   --Contingent Agreement between Ronald A. Iles and the Company, dated
           January 5, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.24*   --Employment Agreement between Dennis L. Mahoney and Alexander Howden
           Limited, dated October 1990. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

10.25*   --Employment Agreement between Kenneth J. Davis and Reed Stenhouse &
           Partners Limited, dated June 23, 1982. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.26    --Agreement and related documents entered into in connection with the settlement of Mutual Fire and related disputes: (i) Settlement Agreement, dated March 27, 1995, between Linda S. Kaiser, Insurance Commissioner of the Commonwealth Court of Pennsylvania in her capacity as Rehabilitator of Mutual Fire ("Rehabilitator") and the Company, Alexander & Alexander Inc., ("A&A Inc."), Shand Morahan & Company, Evanston Insurance Company and Insurance Company of Evanston (the "Settlement Agreement"), (ii) Escrow Agreement, dated March 27, 1995 between the Rehabilitator, on behalf of the estate of Mutual Fire, Mutual Fire and its policyholders and creditors, and the Company and A&A Inc.; (iii) Promissory Note of the Company and A&A Inc. in the fixed principal amount of $34,655,000 payable to Mutual Fire; (iv) Notice of Motion of the Rehabilitator for the approval of the Settlement Agreement filed with the Commonwealth Court of Pennsylvania on March 27, 1995; (v) Motion of the Rehabilitator for approval of the Settlement Agreement filed with the Commonwealth Court of Pennsylvania on March 27, 1995; and (vi) Stipulation and Order by and among Miller, Alfano & Rasponti, counsel for the Rehabilitator, Morgan, Lewis & Bockius, counsel for the Company and A&A Inc. and Kittredge, Donley, Elson, Fullem & Embick, counsel for Shand Morahan & Co. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

10.27    --Order of Approval of the Settlement Agreement referred to in exhibit
           10.26, dated May 9, 1995, together with Order dated June 15, 1995 dismissing the action with prejudice, in accordance with the terms and conditions of the Settlement Agreement.

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

10.29    --Agreement and related documents entered into in connection with the resolution of certain indemnity obligations arising out of the Company's sale of Shand Morahan & Co.; (i) Settlement Agreement No. 3 dated as of January 27, 1995 (the "Settlement Agreement") among Alexander & Alexander Inc., ("A&A Inc."), the Company as guarantor and Shand/Evanston Group, Inc. ("Shand/Evanston Group"), Evanston Insurance Company ("EIC") and Markel Corporation ("Markel"), as guarantor; (ii) Promissory Note of A&A Inc. guaranteed by the Company in the fixed principal amount of $14 million payable to EIC; (iii) Contingent Promissory Note of A&A Inc. guaranteed by the Company in the fixed principal amount of $4 million payable to EIC; (iv) Contingent Promissory Note of A&A Inc. guaranteed by the Company in the fixed principal amount of $1.75 million payable to EIC; (v) Contingent Promissory Note of Shand/Evanston Group guaranteed by Markel in the fixed principal amount of $1.25 million payable to A&A Inc.; (vi) Letter, dated January 27, 1995 from Shand/Evanston to A&A Inc. relating to the indemnification provisions contained in section
           8.1 of the Purchase Agreement; (vii) Letter, dated January 27, 1995 from Debevoise & Plimpton, counsel to the Company and A&A Inc. to Greg Nevers, counsel for Markel relating to paragraph 2 of Appendix B to the Settlement Agreement (incorporated herein by reference to the Company's Report on Form 8-K, dated March 15, 1995).

10.30    --Agreement relating to the Company's indemnification in connection with the sale of Sphere Drake Insurance Group plc--Share Purchase Agreement between Sphere Drake Acquisitions (U.K.) Limited and Alexander Stenhouse & Partners Ltd., dated as of October 9, 1987, including all exhibits and schedules thereto (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

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

10.32    --Supplemental Trust Deed (providing for settlement (inter alia) of
           Loan Note Debt and Adjustment Debt), dated December 8, 1994 among Sphere Drake Acquisition (U.K.) Limited, Alexander Stenhouse & Partners Limited and S.D. Securities Limited (incorporated herein by reference to the Company's Report on Form 8-K, dated March 15, 1995).

10.33    --Stock Purchase and Sale Agreement, dated as of June 6, 1994, between the Company and American International Group, Inc. (the "AIG Agreement") (incorporated herein by reference to the Company's Proxy Statement for the Special Meeting of Stockholders held on July 15, 1994 filed with the Commission on June 27, 1994).

10.34    --Amendment No. 1, dated as of November 10, 1994 to the AIG Agreement between the Company and AIG (incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30,
           1994).

10.35    --Amendment No. 2, dated March 16, 1995, to the AIG Agreement between the Company and AIG. (incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1994).

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

13.0     --1995 Annual Report to Stockholders.

21.0     --Subsidiaries of the Registrant.

23.0     --Independent Auditors' Consent.

27.0     --Financial Data Schedule.

    (b) Reports on Form 8-K:

        - Current Report on Form 8-K dated February 14, 1996, noticing the Company's earnings for the year and quarter ended December 31, 1995.

------------
* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of Regulation S-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                                  ALEXANDER & ALEXANDER SERVICES INC.

                                  By: /s/ Frank G. Zarb           March 29, 1996
                                     -------------------------------------------
                                     FRANK G. ZARB                          DATE
                                     Chairman of the Board,
                                     Chief Executive Officer, President and
                                       Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 29th day of March, 1996 and each of the undersigned persons, in any capacity, hereby severally constitutes Frank G. Zarb and Edward F. Kosnik and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

/s/ Frank G. Zarb             March 29, 1996
--------------------------------------------
FRANK G. ZARB                           DATE
Chairman of the Board,
Chief Executive Officer, President and Director

/s/ Edward F. Kosnik          March 29, 1996
--------------------------------------------
EDWARD F. KOSNIK                        DATE
Director, Senior Executive Vice President and Chief Financial Officer

/s/ Richard P. Sneeder, Jr.   March 29, 1996
--------------------------------------------
RICHARD P. SNEEDER, JR.                 DATE
Vice President and Controller

/s/ H. Furlong Baldwin        March 29, 1996
--------------------------------------------
H. FURLONG BALDWIN                      DATE
Director

/s/ Robert E. Boni            March 29, 1996
--------------------------------------------
ROBERT E. BONI                          DATE
Director

/s/ W. Peter Cooke            March 29, 1996
--------------------------------------------
W. PETER COOKE                          DATE
Director

/s/ E. Gerald Corrigan        March 29, 1996
--------------------------------------------
E. GERALD CORRIGAN                      DATE
Director

/s/ Joseph L. Dionne          March 29, 1996
--------------------------------------------
JOSEPH L. DIONNE                        DATE
Director

/s/ Gerald R. Ford            March 29, 1996
--------------------------------------------
GERALD R. FORD                          DATE
Director

/s/ Peter C. Godsoe           March 29, 1996
--------------------------------------------
PETER C. GODSOE                         DATE
Director

/s/ Angus M.M. Grossart       March 29, 1996
--------------------------------------------
ANGUS M.M. GROSSART                     DATE
Director

/s/ Maurice H. Hartigan II    March 29, 1996
--------------------------------------------
MAURICE H. HARTIGAN II                  DATE
Director

/s/ James B. Hurlock          March 29, 1996
--------------------------------------------
JAMES B. HURLOCK                        DATE
Director

/s/ Ronald A. Iles            March 29, 1996
--------------------------------------------
RONALD A. ILES                          DATE
Director




/s/ Vincent R. McLean         March 29, 1996
--------------------------------------------
VINCENT R. MCLEAN                       DATE
Director

/s/ James D. Robinson, III    March 29, 1996
--------------------------------------------
JAMES D. ROBINSON, III                  DATE
Director

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                  FINANCIAL STATEMENTS AND RELATED INFORMATION

    The following consolidated financial statements and related information of Alexander & Alexander Services Inc. and subsidiaries, included in the Company's 1995 Annual Report to Stockholders, are incorporated by reference to Item 8 of this report:

Independent Auditors' Report

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995

Notes to Financial Statements, including unaudited quarterly financial data

    The following supplemental schedules and related information of Alexander & Alexander Services Inc. and its consolidated subsidiaries are included on pages 15 and 16 of this report:

Independent Auditors' Report

Schedule II--Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

To ALEXANDER & ALEXANDER SERVICES INC.:

    We have audited the consolidated financial statements of Alexander & Alexander Services Inc. and Subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 14, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Alexander & Alexander Services Inc. and Subsidiaries, listed in the accompanying table of contents referred to under
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 14, 1996

                                                                     SCHEDULE II

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

              COLUMN A                   COLUMN B              COLUMN C                COLUMN D       COLUMN E
-------------------------------------   ----------    --------------------------    --------------    --------
                                                              ADDITIONS
                                                      --------------------------
                                        BALANCE AT    CHARGED TO     CHARGED TO                       BALANCE
                                        BEGINNING     COSTS AND        OTHER                           AT END
   DESCRIPTION                           OF YEAR       EXPENSES     ACCOUNTS (1)    DEDUCTIONS (2)    OF YEAR
-------------------------------------   ----------    ----------    ------------    --------------    --------
Allowance for doubtful accounts
 receivable:

  Year Ended December 31, 1993.......    $ 22,119       $3,793        $ (2,019)         $3,566        $20,327
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------
  Year Ended December 31, 1994.......    $ 20,327       $7,880        $ (1,279)         $3,203        $23,725
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------
  Year Ended December 31, 1995.......    $ 23,725       $1,444        $ (2,096)         $2,648        $20,425
                                        ----------    ----------    ------------       -------        --------
                                        ----------    ----------    ------------       -------        --------

------------

NOTES:

(1) Recoveries and adjustments for foreign currency translation.

(2) Writeoffs of receivables which are not recoverable.

                      ALEXANDER & ALEXANDER SERVICES INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                               INDEX TO EXHIBITS

    Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of these Exhibits See Item 14 hereof. The following exhibits are being filed herewith:

EXHIBITS                                                                PAGE NO.
--------                                                                --------

   3.6     --Amended and Restated Bylaws of the Company, dated as of
             October 24, 1995.........................................

  10.1     --The Company's 1995 Long-Term Incentive Plan..............

  10.2     --Form of the Company's Stock Option Award Agreement,
             Restricted Stock Award Agreement and Limited Stock
             Appreciation Rights Agreement for the 1995 LTIP and the
             Performance Bonus Plan for Executive Officers............

  10.9     --Non-Employee Director Deferred Stock Ownership Plan, as
             amended and restated August 18, 1995.....................

  10.10    --The Company's Performance Bonus Plan for Executive
             Officers.................................................

  10.11    --The Company's 1995 Employee Discount Stock Purchase Plan
             (the "Employee Purchase Plan"), together with subplan entitled Worldwide Employee Savings-Related Stock
             Purchase Plan............................................

  10.12    --Resolutions of the Board of Directors of the Company
             amending the Employee Purchase Plan, effective as of
             August 17, 1995..........................................

  10.17    --Resolutions of the Compensation, Benefits and Nominating
             Committee of the Company amending the SERP, effective as
             of March 20, 1996........................................

  10.18    --Form of Employment Continuation Agreement effective as of
             February 16, 1996........................................

  10.22    --Employment Agreement between Edward F. Kosnik and the
             Company, dated as of February 15, 1996 together with
             Amendment No. 1 dated as of February 16, 1996............

  10.27    --Order of Approval of the Settlement Agreement referred to in exhibit 10.26, dated May 9, 1995, together with Order dated June 15, 1995 dismissing the action with prejudice, in accordance with the terms and conditions of the
             Settlement Agreement.....................................

  13.0     --1995 Annual Report to Stockholders.......................

  21.0     --Subsidiaries of the Registrant...........................

  23.0     --Independent Auditors' Consent............................

  27.0     --Financial Data Schedule..................................