Form 10-Q
period 1996-03-31
ALEXANDER & ALEXANDER SERVICES INC
filed 1996-05-13
CIK 3449

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended         March 31, 1996
                                             -----------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                         ------------------   ------------------

                         Commission File Number    1-8282

                       Alexander & Alexander Services Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                   52-0969822
- -------------------------------------           --------------------------------
   (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)               No.)


     1185 Avenue of the Americas
         New York, New York                                  10036
- -------------------------------------           --------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (212) 840-8500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares of Common Stock, $1 par value, outstanding as of May 1, 1996 was 42,815,942.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of May 1, 1996 was 1,811,120.

The number of shares of Class C Common Stock, $1 par value, outstanding as of May 1, 1996 was 357,151.

No shares of Class D Common Stock, $1 par value, were outstanding as of May 1, 1996.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES





                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

     Item 1.  Financial Statements:

         Unaudited Consolidated Statements of Operations for the
            Three Months Ended March 31, 1996 and 1995........................2

         Condensed Consolidated Balance Sheets, as of
            March 31, 1996(Unaudited) and December 31, 1995...................3

         Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1996 and 1995.........................5

         Unaudited Notes to Financial Statements..............................7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............19

Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K...............................27

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
              Alexander & Alexander Services Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended March 31, 1996 and 1995
               --------------------------------------------------
                    (in millions, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                            1996      1995
                                                            ----      ----
Operating revenues:
  Commissions and fees                                   $  299.7    $  308.3
  Fiduciary investment income                                14.6        15.9
                                                         --------    --------
     Total                                                  314.3       324.2
                                                         --------    --------

Operating expenses:
  Salaries and benefits                                     183.8       182.1
  Other operating expenses                                  102.0       100.4
                                                         --------    --------
     Total                                                  285.8       282.5
                                                         --------    --------

Operating income                                             28.5        41.7
                                                         --------    --------

Other income (expenses):
  Investment income                                           4.1         4.9
  Interest expense                                           (4.0)       (4.5)
  Other                                                       0.0        30.4
                                                         --------    --------
     Total                                                    0.1        30.8
                                                         --------    --------
Income before income taxes and minority interest             28.6        72.5
Income taxes                                                 11.3        26.5
                                                         --------    --------

Income before minority interest                              17.3        46.0
Minority interest                                            (4.2)       (4.3)
                                                         --------    --------

Net income                                                   13.1        41.7

Preferred stock dividends                                    (6.6)       (6.2)
                                                         --------    --------

Earnings attributable to common shareholders             $    6.5    $   35.5
                                                         ========    ========

PER SHARE INFORMATION:

Primary earnings per share                               $   0.15    $   0.80
                                                         ========    ========
Average common and common equivalent shares outstanding      44.8        44.3
                                                         ========    ========

Fully diluted earnings per share                         $   0.15    $   0.69
                                                         ========    ========
Average common and common equivalent shares outstanding,
  assuming full dilution                                     44.8        61.9
                                                         ========    ========

Cash dividends per common share                          $  0.025    $  0.025
                                                         ========    ========

                 See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                March 31, 1996 (Unaudited) and December 31, 1995
               --------------------------------------------------
                                  (in millions)

                                                          March 31, December 31,
                                                           1996         1995
                                                          --------   --------
ASSETS
- ------

Current assets:
  Cash and cash equivalents:
     Operating                                            $  229.1   $  241.2
     Fiduciary                                               594.3      496.4
  Short-term investments:
     Operating                                                11.8       11.3
     Fiduciary                                               217.7      224.9
  Premiums and fees receivable (less
   allowance for doubtful accounts
   of $20.7 in 1996 and $20.5 in 1995)                     1,242.0    1,292.8
  Deferred income taxes                                       19.4       20.0
  Other current assets                                        77.5       85.4
                                                          --------   --------
        Total current assets                               2,391.8    2,372.0

Property and equipment - net                                 121.3      126.4
Intangible assets - net                                      219.5      210.7
Deferred income taxes                                        107.1      102.1
Long-term operating investments                               33.8       30.9
Other                                                        108.5      100.3
                                                          --------   --------
                                                          $2,982.0   $2,942.4
                                                          ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Premiums payable to insurance companies                 $1,838.3   $1,810.4
  Short-term debt                                             29.5       19.1
  Current portion of long-term debt                            8.2        9.3
  Deferred income taxes                                        9.9        9.4
  Accrued compensation and related benefits                   34.6       81.8
  Income taxes payable                                        39.8       24.7
  Other accrued expenses                                     161.5      165.8
                                                          --------   --------
       Total current liabilities                           2,121.8    2,120.5
                                                          --------   --------

Long-term liabilities:
  Long-term debt                                             145.6      126.2
  Deferred income taxes                                       17.6       15.6
  Net liabilities of discontinued operations                  30.8       33.4
  Other                                                      241.9      234.1
                                                          --------   --------
       Total long-term liabilities                           435.9      409.3
                                                          --------   --------

Commitments and contingent liabilities (Notes 3, 5 and 8)

8% Series B cumulative convertible preferred
  stock contingency (Note 8)                                  10.0       10.0
                                                          --------   --------


               See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                March 31, 1996 (Unaudited) and December 31, 1995
               --------------------------------------------------
                                  (in millions)

                                                       March 31, December 31,
                                                        1996        1995
                                                      --------    --------
Stockholders' equity:
 Preferred stock, authorized 15,000,000 shares, $1
 par value:
   Series A junior participating preferred
     stock, issued and outstanding, none                $   --      $   --
   $3.625 Series A convertible preferred stock,
     issued and outstanding, 2,300,000 shares,
     liquidation preference of $115 million                2.3         2.3
   8% Series B cumulative convertible preferred
     stock, issued and outstanding, 4,566,713 and
     4,477,170 shares, respectively, liquidation
     preference of $228 million and $224 million,
     respectively                                          4.6         4.5
 Common stock, authorized 200,000,000 shares, $1 par
   value; issued and outstanding 42,806,504
   and 42,259,282 shares, respectively                    42.8        42.3
 Class A common stock, authorized 26,000,000 shares,
   $.00001 par value; issued and outstanding
   1,822,121 and 1,920,821 shares, respectively             --          --
 Class C common stock, authorized 11,000,000 shares,
   $1 par value; issued and outstanding
   357,151 and 361,092 shares, respectively                0.4         0.4
 Class D common stock, authorized 40,000,000 shares,
   $1 par value; issued and outstanding, none               --          --
 Paid-in capital                                         643.6       638.1
 Accumulated deficit                                    (222.0)     (227.5)
 Unrealized investment gains - net of income taxes         6.0         5.6
 Accumulated translation adjustments                     (63.4)      (63.1)
                                                      --------    --------
     Total stockholders' equity                          414.3       402.6
                                                      --------    --------
                                                      $2,982.0    $2,942.4
                                                      ========    ========


               See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
               --------------------------------------------------
                                  (in millions)

                                                           Three Months Ended
                                                                March 31,
                                                          ------------------
                                                          1996          1995
                                                          ----          ----
Cash provided (used) by:

Operating activities:
  Income from continuing operations                     $  13.1    $   41.7
  Adjustments to reconcile to net cash
    used by operating activities:
         Depreciation and amortization                     12.3        11.5
         Deferred income taxes                             (0.7)       14.9
         Gains on dispositions of subsidiaries and
            other assets                                    --        (30.6)
         Other                                              3.9         1.8

  Changes in assets and liabilities (net of
     effects from acquisitions and dispositions):
       Net fiduciary cash and cash equivalents and
          short-term investments                          (95.7)      (89.2)
       Premiums and fees receivable                        45.6        42.3
       Other current assets                                 7.5       (27.1)
       Other assets                                        (5.4)       (5.5)
       Premiums payable to insurance companies             36.9        50.9
       Other accrued expenses                             (47.1)     (111.4)
       Other long-term liabilities                         14.9         1.8

   Discontinued operations (net)                           (4.6)      (11.7)
                                                          -----      ------

      Net cash used by operating activities               (19.3)     (110.6)
                                                          -----      ------

Investing activities:
   Net purchases of property and equipment                 (3.5)       (1.9)
   Purchases of businesses                                (11.9)       (1.7)
   Proceeds from sales of subsidiaries and
        other assets                                        0.1        85.9
   Purchases of operating investments                     (10.0)      (28.3)
   Sales and maturities of operating investments            7.3        30.6
                                                          -----      ------

      Net cash provided (used) by investing
         activities                                       (18.0)       84.6
                                                          -----      ------

                   See accompanying notes to financial statements.

                                -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
           Unaudited Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 1996 and 1995
               --------------------------------------------------
                                  (in millions)

                                                              Three Months Ended
                                                                   March 31,
                                                               ----------------
                                                                1996      1995
                                                               -----      -----

Financing activities:
  Cash dividends                                            $ (3.2)   $   (3.2)
  Proceeds from issuance of short-term debt                    10.4         0.1
  Payments of short-term debt                                  --          (0.5)
  Proceeds from issuance of long-term debt                     30.0         0.4
  Repayments of long-term debt                                (11.8)      (13.8)
  Issuance of common stock                                     --           0.1
                                                             ------      ------

      Net cash provided (used) by financing
        activities                                             25.4       (16.9)
                                                             ------      ------

Effect of exchange rate changes on operating
  cash and cash equivalents                                    (0.2)        3.5
Operating cash and cash equivalents at
   beginning of year                                          241.2       248.7
                                                             ------      ------
Operating cash and cash equivalents at end
  of period                                                  $229.1      $209.3
                                                             ======      ======

Supplemental cash flow information:
     Cash paid during the period for:
      Interest                                               $  4.1      $  4.2
      Income taxes (received)                                  (7.3)       50.9

Non-cash investing and financing activities:
  Notes payable issued for contingency
    settlements                                              $ --        $ 45.7
  Series B cumulative convertible preferred
    stock dividends-in-kind                                     4.5         4.1
  Common stock issued for employee benefit and
    stock plans                                                 1.6         1.1



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


2.  Acquisitions and Dispositions

    Acquisitions
    In the first quarter of 1996, the Company acquired two companies in the Asia/Pacific region, including a retail insurance broker and a consulting operation for a combined purchase price not to exceed $13.1 million. The Company paid a total of $11.4 million at closing and accounted for these acquisitions as purchases. Accordingly, $12.8 million has been allocated to intangible assets and will be amortized over 15 years.

    Dispositions
    On February 28, 1995, the Company completed the sale of Alexsis, Inc., its U.S.-based third party claims administrator for total cash proceeds of $47.1 million resulting in a pre-tax gain of $30.3 million, ($20.8 million after-tax or $0.47 per share). Adjustments, including post closing adjustments pursuant to the agreement, resulted in a final reported pre-tax gain of $28.7 million, ($18.7 million after-tax or $0.42 per share).

    In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million.

    These gains are included in Other Income (Expenses) in the Consolidated Statements of Operations.

3.  Income Taxes

    The Company's 1990 and 1991 U.S. federal income tax returns are currently under examination. The IRS has proposed an increase to taxable income for the 1991 year with respect to certain intercompany transactions involving the stock of a United Kingdom subsidiary. If sustained, the proposed adjustment would result in additional tax liability estimated by the Company at $50 million, excluding interest and penalties. The Company disagrees with the proposed adjustment and technical advice has been requested from the National Office of the IRS. The Company currently believes that the National Office review should be completed in 1996. Although the ultimate outcome of the matter cannot be predicted with certainty, the Company and its independent tax counsel believe there are substantial arguments in support of the Company's position and that the Company should prevail in the event that the issue were to be litigated.

    A similar set of transactions occurred in 1993 for which the IRS could propose an increase in taxable income which would result in additional tax liability estimated by the Company at $25 million, excluding interest and penalties. The Company believes it should prevail in the event this similar issue is raised by the IRS.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

4.  Employees' Retirement Plans and Benefits

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". The Company has elected to continue to measure compensation costs using APB Opinion No. 25 and accordingly will provide the disclosures required by SFAS No. 123 in its Annual Report on Form 10-K for the year ended December 31, 1996.

5.  Discontinued Operations

    In 1985, the Company discontinued its insurance underwriting operations. In 1987, the Company sold Sphere Drake Insurance Group (Sphere Drake). The Sphere Drake sales agreement provides indemnities by the Company to the purchaser for various potential liabilities including provisions covering future losses on certain insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company, and future losses pursuant to a stop loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701 (Syndicate 701). In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency (Swann & Everett), an underwriting management company previously managed by Alexander Howden Group Limited (Alexander Howden).

    The net liabilities of discontinued operations shown in the accompanying Consolidated Balance Sheets include insurance liabilities associated with the above indemnities, liabilities of insurance underwriting subsidiaries currently in run-off and other related liabilities.

    A summary of the net liabilities of discontinued operations is as follows:

                                                As of             As of
                                           March 31, 1996   December 31, 1995
                                           --------------   -----------------
    Liabilities:
      Insurance liabilities                      $256.2          $257.1
      Other                                        12.0            14.9
                                                 ------          ------
       Total liabilities                          268.2           272.0
                                                 ------          ------

    Assets:
      Recoverable under finite risk contracts:
         Insurance liabilities                    126.8           126.4
         Premium adjustment                         9.8             9.8
      Reinsurance recoverables                     52.9            51.6
      Cash and investments                         27.1            27.2
      Other                                         8.5             9.3
                                                 ------          ------
       Total assets                               225.1           224.3
                                                 ------          ------

    Total net liabilities of discontinued
      operations                                   43.1            47.7
      Less current portion classified as
        other accrued expenses                     12.3            14.3
                                                 ------          ------

    Remainder classified as net liabilities
      of discontinued operations                 $ 30.8          $ 33.4
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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

5.  Discontinued Operations (continued)

    Liabilities stemming from these claims cannot be estimated using conventional actuarial reserving techniques because the available historical experience is not adequate to support the use of such techniques and because case law, as well as scientific standards for measuring the adequacy of site clean-up (both of which have had, and will continue to have, a significant bearing on the ultimate extent of the liabilities) is still evolving. Accordingly, the Company's independent actuaries have combined available exposure information with other relevant industry data and have used various projection techniques to estimate the insurance liabilities, consisting principally of incurred but not reported losses.

    In 1994, Orion which has financial responsibility for sharing certain of the insurance pool liabilities, was placed in provisional liquidation by order of the English Courts. Based on current facts and circumstances, the Company believes that the provisional liquidation will not have a material adverse effect on the net liabilities of discontinued operations.

    The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At March 31, 1996, based on an estimate by an independent actuarial firm, the Company had accrued $13.5 million of the deductible.

    On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) with the reinsurance company providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for the payment by the Company of $80 million, $50 million of which was borrowed from the reinsurance company, and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At March 31, 1996, recoveries were limited to $117.1 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

    The Company's right to terminate the contract entered into in 1994 is subject to the consent of American International Group, Inc. (AIG) as long as AIG is the holder of certain shares of the Company's stock. In addition, the reinsurance company also has the right, under certain circumstances, all of which are under the Company's control, to terminate that contract.

    The insurance liabilities set forth above represent the Company's best estimates of the probable liabilities based on independent actuarial estimates. The recoverable amounts under the finite risk contracts, which are considered probable of realization based on independent actuarial estimates of losses and pay-out patterns, represent the excess of such liabilities over the Company's retention levels. The premium adjustment represents the recoverable amount considered probable of realization at the earliest date the Company can exercise its right to terminate the finite risk contract covering the insurance underwriting subsidiaries currently in run-off.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

5.  Discontinued Operations (continued)

    Changes in the total net liabilities of discontinued operations for the three months ended March 31, 1996 are as follows:

    Beginning balance                               $  47.7
      Claims and expense payments                      (4.6)
      Other                                               -
                                                     ------
    Ending Balance                                  $  43.1
                                                     ======

    While the insurance liabilities set forth above represent the Company's best estimate of the probable liabilities within a range of independent actuarial estimates of reasonably probable loss amounts, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation processes and other matters described above. Based on independent actuarial estimates of a range of reasonably possible loss amounts, liabilities could exceed recorded amounts by approximately $170 million. However, in the event of such adverse developments, based on independent actuarial estimates of pay-out patterns, up to approximately $130 million of this excess would be recoverable under the finite risk contracts.

    The Company believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover its exposures.

6.  Investments

    At March 31, 1996, net unrealized holding gains totaled $6 million, net of deferred income taxes of $2.1 million, and are reported as a separate component of Stockholders' Equity.

    At March 31, 1996 and December 31, 1995, the amortized cost and estimated fair value of the Company's debt and equity securities and related financial instruments used to hedge such investments are summarized below:

                                                March 31, 1996
                                   --------------------------------------------
                                                 Gross       Gross    Estimated
                                   Amortized   Unrealized  Unrealized   Fair
                                     Cost        Gains       Losses     Value
                                   ---------   ---------   ---------  ---------
    U.S. Government agencies/
       state issuances             $      -    $     -     $      -    $     -
    Other interest-bearing
       securities                      170.8         -            -       170.8
    Mortgage-backed securities           5.4         -            -         5.4
    Equity securities                    3.0        7.4           -        10.4
    Financial instruments - used
       as hedges                          -         1.2         (0.5)       0.7
                                   ---------   --------    ---------   --------
         Total                     $   179.2   $    8.6    $    (0.5)  $  187.3
                                   =========   ========    =========   ========


                                               December 31, 1995
                                   --------------------------------------------
                                                 Gross       Gross    Estimated
                                   Amortized   Unrealized  Unrealized   Fair
                                     Cost        Gains       Losses     Value
                                   ---------   ---------   ---------  ---------
    U.S. Government agencies/
       state issuances             $     2.7   $     -     $      -    $   2.7
    Other interest-bearing
       securities                      138.1         -            -      138.1
    Mortgage-backed securities            -          -            -         -
    Equity securities                    3.1        6.5           -        9.6
    Financial instruments - used
       as hedges                          -         1.3         (0.2)      1.1
                                   ---------   --------    ---------   -------
         Total                     $   143.9   $    7.8    $    (0.2)  $ 151.5
                                   =========   ========    =========   =======

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

6.  Investments (continued)

    The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheets as follows:

                                          March 31, 1996  December 31, 1995
                                          --------------  -----------------
      Cash and cash equivalents:
        Operating                            $ 51.3            $ 34.1
        Fiduciary                              98.1              73.1
      Short-term investments:
        Operating                               0.8               0.3
        Fiduciary                               9.0              18.8
      Long-term operating investments          28.1              25.2
                                             ------            ------
            Total                            $187.3            $151.5
                                             ======            ======

    At March 31, 1996 and December 31, 1995, the amortized cost and estimated fair value of debt securities by contractual maturity are summarized below:

                                                    March 31, 1996
                                               --------------------------
                                                                Estimated
                                               Amortized           Fair
                                                  Cost            Value
                                               ---------        --------
    Due in one year or less                    $   153.4        $  153.4
    Due after one year through five years            2.2             2.2
    Due after five years through ten years          10.2            10.2
    Due after ten years                              5.0             5.0
                                               ---------        --------
                                                   170.8           170.8
    Mortgage-backed securities                       5.4             5.4
                                               ---------        --------
      Total debt securities                    $   176.2        $  176.2
                                               =========        ========



                                                   December 31, 1995
                                               --------------------------
                                                                Estimated
                                               Amortized           Fair
                                                  Cost            Value
                                               ---------        --------
    Due in one year or less                    $   120.8        $  120.8
    Due after one year through five years            4.8             4.8
    Due after five years through ten years          10.2            10.2
    Due after ten years                              5.0             5.0
                                               ---------        --------
                                                   140.8           140.8
    Mortgage-backed securities                        -               -
                                               ---------        -------
      Total debt securities                    $   140.8        $  140.8
                                               =========        ========


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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

7.   Debt

     The Company has a $200 million three year credit facility with various banks, which expires in March 1998. The agreement provides for unsecured borrowings and for the issuance of up to $100 million of letters of credit, and contains various covenants, including minimum consolidated net worth, maximum leverage and minimum cash flow requirements. Interest rates charged on amounts drawn on this credit agreement are dependent upon the Company's credit ratings, the duration of the borrowings and the Company's choice of one of a number of indices, including the prime lending rate, certificate of deposit rates, the federal funds rate and LIBOR. As of March 31, 1996, a $10 million letter of credit has been issued and $50 million of unsecured borrowings was outstanding under the agreement. The Company borrowed an additional $10 million under this agreement in April 1996.


    In March 1996, the Company secured a $10 million, short term bank loan which was subsequently repaid in April 1996.

    As part of the October 1995 agreement for the purchase of JIB, the Company paid a promissory note totaling $10.6 million in April, 1996.

8.  Contingencies

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

    Certain claims asserted against the Company and certain of its subsidiaries alleging, among other things, that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. The remaining claim asserting these allegations is pending in a suit filed in New York. In an action brought in 1988 against the Company and certain subsidiaries (Certain Underwriters at Lloyd's of London Subscribing to Insurance Agreements ML8055801, et al. v. Alexander & Alexander Services Inc., et al., formerly captioned Dennis Edward Jennings
    v. Alexander & Alexander Europe plc, et al., 88 Civ. 7060 (RO) (S.D.N.Y.)), plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. The defendants have counterclaimed against certain of the plaintiffs for contribution. Discovery in this case remains to be concluded and no trial date has been set. Management of the Company believes there are valid defenses to all the claims that have been made with respect to these activities and the Company is vigorously defending the pending action. This action is covered under the Company's professional indemnity program, except for possible damages under RICO. The Company currently believes the reasonably possible loss that might result from this action, if any, would not be material to the Company's financial position or results of operations.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

8.  Contingencies (continued)

    In 1987, the Company sold Shand Morahan & Company (Shand), its domestic underwriting management subsidiary. Prior to the sale, Shand and its subsidiaries had provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire Marine & Inland Insurance Company (Mutual Fire). Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In February 1991, the rehabilitator commenced an action captioned Foster v. Alexander & Alexander Services Inc., 91 Civ. 1179 (E.D.Pa.). The complaint, which sought compensatory and punitive damages, alleged that Shand, in certain respects, the Company breached duties to and agreements with, Mutual Fire. The rehabilitator sought damages estimated at approximately $234 million.

    On March 27, 1995, the Company, Shand and the rehabilitator entered into a settlement agreement which was approved by the courts and which terminated the rehabilitator's litigation and released the Company and Shand from any further claims by the rehabilitator. Under the terms of the settlement, the Company paid $12 million in cash and issued a $35 million six-year zero-coupon note. In addition, in 1995 Shand returned $4.6 million of trusteed assets to the rehabilitator and the rehabilitator has eliminated any right of set-offs previously estimated to be $4.7 million. The Mutual Fire settlement agreement includes certain features protecting the Company from potential exposure to claims for contribution brought by third-parties and expenses arising out of such claims. In April 1996 the Company paid the first installment on the zero-coupon note in the amount of $5.8 million.

    Although the Company's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, the Company has instituted a declaratory judgment action attempting to validate coverage (Alexander & Alexander Services Inc. and Alexander & Alexander Inc. v. Those Certain Underwriters at Lloyd's of London, subscribing to insurance evidence by policy numbers 879/P. 31356 and 879/P. 35349 and Assicurazioni Generali, S.P.A., No. 92 Civ. 6319 (F.D.N.Y.)). All required documents in this case have been submitted to the Court, and the Company is awaiting a decision on the matter.

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

    Starting in late 1992, the purchaser of Shand has asserted a number of claims under both the Mutual Fire indemnification provision and the errors and omissions indemnification provision of the sales agreement. During 1995, most of those claims have been resolved by a series of settlement agreements, involving the settlement or release of (a) claims relating to reinsurance recoverables due to Shand's subsidiaries from Mutual Fire, (b) claims relating to deterioration of reserves for business written by Mutual Fire and ceded to Shand's subsidiaries, and (c) a number of potential errors and omissions claims by third-party reinsurers against Shand. Under the settlement agreement entered into in January 1995, covering the errors and omissions claims by third-party reinsurers, the Company obtained a release and limitation of indemnification obligations relating to certain third-party errors and omissions claims, and restructured the contractual relationship with the purchaser so that the parties' future interests as to third-party claims are more closely aligned. The Company paid $14 million in cash, issued a five-year interest bearing note in the principal amount of $14 million and expected to pay a contingent obligation of $4.5 million. In June 1995, the $14 million note payable was prepaid in whole. The remaining contingent note payable of $4.5 million was paid in full in September 1995.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

8.  Contingencies (continued)

    Notwithstanding these settlements, the limitation of certain contract obligations and the restructuring of the parties' relationship, some of the Company's indemnification provisions under the 1987 agreement are still in effect. As a result there remains the possibility of substantial exposure under the indemnification provisions of the 1987 agreement, although the Company, based on current facts and circumstances, believes the possibility of a material loss resulting from these exposures is remote.

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

    In response to the second amended complaint, the Company filed a motion to dismiss. On March 4, 1996, the Court entered an order dismissing the action and plaintiff was denied leave to replead. The plaintiff has appealed the decision. The appeal has not yet been briefed or argued. Management will vigorously defend the matter as management believes there are valid defenses to the allegations set forth in the amended complaint. The Company currently believes that this action is covered by the Company's insurance program and that the reasonably possible loss that might result, if any, would not be material to the Company's financial position or results of operations.

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

    Under the Series B Convertible Preferred Stock Purchase Agreement, as amended, the Company has agreed to make certain payments to the purchaser pursuant to indemnifications given with respect to tax payments and reserves in excess of recorded tax reserves as of March 31, 1994. The Company's potential exposures under the indemnification, individually or in the aggregate, are limited to $10 million. As a result of this indemnification, the Company has classified $10 million of the proceeds from the issuance of the Series B Convertible Preferred Shares outside stockholders' equity until such time as the indemnification, if any, is satisfied or terminated.

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

    The Company generally sells forward U.S. dollars and purchases U.K. pounds sterling with settlements of up to two years in the future. Such contracts provide risk management against future anticipated transactions which are not firm commitments. In addition, the Company enters into foreign exchange contracts to manage market risk associated with foreign exchange volatility on intercompany loans and expected intercompany dividends. Finally, the Company enters into foreign exchange contracts to effectively offset existing contracts when anticipated exchange rate movements would benefit the Company.

    Gains and losses on foreign exchange contracts are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange contracts at March 31, 1996 was a liability of $1.1 million.

    Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. At March 31, 1996, the Company had $20 million notional principal of written foreign exchange options outstanding. Based on foreign exchange rates at March 31, 1996 and December 31, 1995, the Company recognized a current liability of $0.5 million and $0.6 million, respectively, consisting of unamortized premiums and the estimated cost to settle these options on those dates.

    At March 31, 1996, the Company had $84.2 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S.
    dollars into U.K. pounds sterling, and $19.4 million notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars.

    The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities held as investments by the Company are marked to market in accordance with SFAS No. 115. At March 31, 1996, an unrealized gain of $0.7 million on interest rate swaps and forward rate agreements which hedge existing fiduciary investments was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------

9.  Financial Instruments (continued)

    At March 31, 1996 and December 31, 1995 the Company had the following interest rate swaps and forward rate agreements in effect, by year of final maturity:


                                            March 31, 1996
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1996                 $  439.9        6.84%         $312.3          6.11%
    1997                    471.5        6.49            65.0          6.03
    1998                    216.8        6.98              -             -
    1999                     55.3        6.22              -             -
                         --------        ----          ------          ---
         Total           $1,183.5        6.70%         $377.3          6.09%
                         ========        ====          ======          ====


                                           December 31, 1995
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1996                   $390.3          7.38%       $471.7          6.27%
    1997                    203.2          6.68          40.0          5.90
    1998                    182.9          7.08            -            -
                           ------          ----        ------          --
         Total             $776.4          7.13%       $511.7          6.24%
                           ======          ====        ======          ====

    The Company generally enters into interest rate swap agreements with a final maturity of three years or less. The floating rate on these agreements is generally based upon the six-month LIBOR rate on the relevant reset dates. Forward rate agreements generally have a final maturity date that is less than two years, and use six-month LIBOR as the floating rate index.

    In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. The Company generally writes covered interest rate options under which the Company receives a fixed interest rate.

    The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. The Company recognized a current liability of $0.5 million and $0.3 million, representing the estimated cost to settle these options at March 31, 1996 and December 31, 1995, respectively. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
               Unaudited Notes to Financial Statements (continued)

9.  Financial Instruments (continued)

    At March 31, 1996 and December 31, 1995, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                            March 31, 1996
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1996                   $ 60.5         5.36%         $ 7.6         5.00%
    1997                     70.5         6.67             -            -
    1998                     60.5         7.04             -            -
                           ------         ----          -----         ---
         Total             $191.5         6.37%         $ 7.6         5.00%
                           ======         ====          =====         ====


                                           December 31, 1995
                         ------------------------------------------------------
                           Gross      Net Weighted      Gross     Net Weighted
                         Receiving       Average       Paying        Average
    Year                   Fixed      Interest Rate     Fixed     Interest Rate
    ----                 ---------    -------------    ------     -------------
    1996                   $43.2          5.41%         $10.0         4.60%
    1997                    15.5          8.50             -           -
    1998                    10.0          8.50             -
                           -----          ----          ----          ----
         Total             $68.7          6.54%         $10.0         4.60%
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

                                  As of March 31, 1996 As of December 31, 1995
                                  Carrying     Estimated  Carrying     Estimated
                                   Amount     Fair Value   Amount     Fair Value
                                   ------     ----------   ------     ----------
    Long-term debt, including
      current portion               $153.8      $152.6     $135.6       $135.8
    Interest rate swaps and
      forward rate agreements           -          2.4         -           5.1

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
        ----------------------------------------------------------------

    OVERVIEW

    Alexander & Alexander Services Inc. (the "Company") provides professional risk management consulting, insurance brokerage and human resource management consulting services from offices in more than 80 countries. The Company's principal industry segments are (i) insurance services, comprised of risk management and insurance broking services and specialist and reinsurance broking, and (ii) human resource management consulting.

    The Company reported net income of $13.1 million, or $0.15 per share on consolidated operating revenues of $314.3 million for the three months ended March 31, 1996. Fully diluted earnings for the quarter was also $0.15 per share.

    For the three months ended March 31, 1995, the Company reported net income of $41.7 million, or $0.80 per share ($0.69 per share on a fully diluted basis), on consolidated operating revenues of $324.2 million. These results include a $20.8 million after-tax gain, or $0.47 per share, from the sale of Alexsis, Inc., the Company's U.S.-based third party administrator operation.

    The following discussions and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying unaudited financial statements and related notes.

    The Company's revenues are generally derived from commissions and fees and can be affected by pricing and seasonality. The Company's insurance broking revenues are generally impacted by overall available market capacity and premium rates charged by insurance companies. Fee based arrangements are becoming more prevalent on large risk management accounts. Insurance broking commissions and fee growth continue to be constrained, particularly in the U.S., due to soft pricing and excess market capacity and the resultant intense competition among insurance carriers and brokers for market share. These market conditions are becoming increasingly evident in the U.K., Continental Europe and in other parts of the world. In addition, changing client demands and needs in the U.S. have resulted in higher account turnover rates within the industry.

    Soft market conditions were prevalent in the first quarter of 1996 and are expected to continue in most liability coverages throughout 1996. Partially offsetting this trend are anticipated hardening conditions for selected catastrophe coverages. The Company anticipates modest broking revenue growth for its insurance broking operations during 1996.

    Moderate revenue growth is expected from the Company's human resource management consulting operations during 1996.

    The timing and realization of revenues are also affected by the timing of renewal cycles in different parts of the world and lines of business. This produces a degree of seasonality in the Company's results. Broking revenues for risk management and insurance broking services are strongest during the first quarter for Continental Europe and strongest in the U.S. and Asia-Pacific during the fourth quarter. The Company's 1995 fourth quarter acquisition of most of the U.S. retail insurance broking and consulting business of Jardine Insurance Brokers, Inc. and the 1996 first quarter acquisition of AIBA, a retail insurance broker based in Australia, negatively impacted the Company's first quarter of 1996 results primarily due to the timing of renewal cycles in both the U.S. and Australia. Specialist and reinsurance broking revenues are strongest in the first and second quarters. Revenues for human resource management consulting are typically strongest in the fourth quarter and weakest in the first quarter.

    In addition to commissions and fees, the Company derives revenues from investment income earned on fiduciary funds. Despite a rise in worldwide interest rates during the first quarter of 1996, the trend in recent years has been downward. There is also pressure from insurance companies to shorten the time that fiduciary funds are held prior to remittance to carriers. Although investment income earned on fiduciary funds during the first quarter of 1996 was down from the comparable 1995 period, investment income is anticipated to remain near 1995 levels for the full year.

    Revenue growth of the Company's industry segments will depend increasingly on the development of new products and services, new business generation and selective acquisitions.

    The Company will continue to evaluate domestic and international geographical market expansion possibilities and further industry specialization. Furthermore, the Company is considering additional possible niche and substantial strategic acquisitions relating to its core businesses, as well as other opportunities in the financial services industry. As part of its evaluation of opportunities, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such opportunities and prospects. However, the Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required. Nor can the Company predict, if any such transaction is consummated, what the financial benefit, if any, will be to the Company.


    CONSOLIDATED RESULTS

    Operating Revenues

    Consolidated operating revenues for the first quarter of 1996 were $314.3 million compared to $324.2 million for the same period in 1995. Revenue comparisons were impacted by foreign exchange fluctuations, and the effect of both acquisitions and dispositions. After adjusting for the effect of these items, total revenues decreased $7.4 million, or 2.4 percent.

    Commissions and Fees

    Total commissions and fees for the first quarter of 1996 were $299.7 million compared to $308.3 million for the same period in 1995. The sale of non-core businesses in the first quarter of 1995 impacted revenue comparisons in the first quarter of 1996 by $11.5 million and changes in foreign exchange rates had a negative impact of $0.7 million. Additionally, the impact of acquisitions increased revenues by $10 million in 1996. After adjusting for the effects of these items, total commissions and fees decreased by $6.4 million, or 2.2 percent.

    Fiduciary Investment Income

    Investment income earned on fiduciary funds for the first quarter of 1996 decreased by $1.3 million, or 8.2 percent, versus 1995 levels primarily due to a reduction in the average investment balances, particularly in the U.K.

    The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments. For additional information relating to the Company's interest rate financial instruments, see Note 9 of Unaudited Notes to Financial Statements and Note 12 of Audited Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    Operating Expenses

    Consolidated operating expenses for the first quarter of 1996 were $285.8 million compared to $282.5 million for the same period in 1995. Expense comparisons were impacted by foreign exchange fluctuations, and the effect of both acquisitions and dispositions. After adjusting for the effect of these items, total expenses decreased $0.7 million.

    Salaries and Benefits

    Consolidated salaries and benefits for the first quarter of 1996 were $183.8 million compared to $182.1 million for the same period in 1995. The 1995 sale of a non-core business impacted expenses by $4.6 million and changes in foreign exchange rates had a positive impact of $0.7 million in comparable periods. After adjusting for the effect of these items, as well as the impact of acquisitions, consolidated salaries and benefits decreased by $0.8 million, or 0.5 percent, versus the comparable quarter in 1995.

    Contributing to this decrease was the decline in headcount, after excluding the impact of acquisitions in the fourth quarter of 1995 and first quarter of 1996 and a reduction in employee benefit costs primarily in the U.S. and U.K. Lower incentive compensation, primarily in the U.S. and Canada, also favorably impacted salaries and benefits for the first three months versus the comparable quarter in 1995.

    Other Operating Expenses

    Consolidated other operating expenses for the first quarter of 1996 were $102 million compared to $100.4 million for the same period in 1995. Excluding the unfavorable impact of changes in foreign currency rates, including hedging contract gains and losses, and the impact of acquisitions, other operating expenses decreased by $3.1 million. After adjusting for the effects of these items and the sale of a non-core business, total other operating expenses increased $0.1 million, or 0.1 percent, for the comparable period.

    Contributing to this increase were costs associated with the Company's ongoing investment in information technology. Somewhat mitigating this increase was a decrease in insurance costs primarily related to the Company's professional indemnity programs.

    Other Income (Expenses)

    Investment Income

    Investment income earned on operating funds decreased by $0.8 million, or
    16.3 percent for the first quarter of 1996. The decrease is primarily due to a reduction in the average investment balances, and lower interest rates, particularly in the U.S.

    Interest Expense

    Interest expense decreased by $0.5 million, or 11.1 percent for the first quarter of 1996. The decrease is primarily due to the Company's redemption and subsequent funding of the 11% convertible subordinated debentures with borrowings at more favorable rates under the long term credit facility.

    Other

    Other Income (expense) decreased by $30.4 million for the first quarter of 1996. The 1995 results include the gain on the sale of Alexsis, Inc., the Company's U.S.-based third party claims administrator, totaling $30.3 million, and the gain on the sale of a U.K. merchant bank, totaling $0.3 million.

    Income Taxes

    The Company's effective tax rate for the first quarter was 39.5 percent of income before taxes in 1996 and 36.6 percent in 1995. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the nondeductibility of certain expenses, including entertainment and amortization of goodwill, in various jurisdictions in which the Company does business. Partially offsetting these factors in the first quarter of 1995 was the impact of the gain recognized on the sale of Alexsis as well as foreign tax rates lower than the U.S. statutory rate.

    The Company's 1990 and 1991 U.S. federal income tax returns are currently under examination by the Internal Revenue Service. As discussed in Note 3 of Unaudited Notes to Financial Statements, the IRS has proposed an adjustment to taxable income for 1991 with respect to certain intercompany transactions involving the stock of a United Kingdom subsidiary.

    Discontinued Operations

    In 1985, the Company discontinued its insurance underwriting operations. In 1987, the Company sold Sphere Drake Insurance Group (Sphere Drake). The Sphere Drake sales agreement provides indemnities by the Company to the purchaser for various potential liabilities including provisions covering future losses on certain insurance pooling arrangements from 1953 to 1967 between Sphere Drake and Orion Insurance Company (Orion), a U.K.-based insurance company, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701 (Syndicate 701). In addition, the sales agreement requires the Company to assume any losses in respect of actions or omissions by Swann & Everett Underwriting Agency (Swann & Everett), an underwriting management company previously managed by Alexander Howden Group Limited (Alexander Howden).

    In 1994, Orion, which has financial responsibility for sharing certain of the insurance pool liabilities, was placed in provisional liquidation by order of the English courts. Based on current facts and circumstances, the Company believes that the provisional liquidation will not have a material adverse effect on the net liabilities of discontinued operations.

    The net liabilities of discontinued operations shown in the accompanying Consolidated Balance Sheets include insurance liabilities associated with the above indemnities, liabilities of insurance underwriting subsidiaries currently in run-off and other related liabilities.

    The insurance liabilities represent estimates of future claims expected to be made under occurrence-based insurance policies and reinsurance business written through Lloyd's and the London market covering primarily asbestosis, environmental pollution, and latent disease risks in the United States, which are coupled with substantial litigation expenses. These claims are expected to develop and be settled over the next twenty to thirty years.

    Liabilities stemming from these claims cannot be estimated using conventional actuarial reserving techniques because the available historical experience is not adequate to support the use of such techniques and because case law, as well as scientific standards for measuring the adequacy of site cleanup (both of which have had, and will continue to have, a significant bearing on the ultimate extent of the liabilities) is still evolving. Accordingly, the Company's independent actuaries have combined available exposure information with other relevant industry data and have used various projection techniques to estimate the insurance liabilities, consisting principally of incurred but not reported losses.

    On July 1, 1994, the Company entered into a finite risk contract with a reinsurance company, providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million, $50 million of which was borrowed from the reinsurance company, and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At March 31, 1996, the recoveries were limited to $117.1 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

    While the insurance liabilities represent the Company's best estimate of the probable liabilities within a range of independent actuarial estimates of reasonably probable loss amounts, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation processes and other matters described above. Based on independent actuarial estimates of a range of reasonably possible loss amounts, liabilities could exceed recorded amounts by approximately $170 million. However, in the event of such adverse developments, based on the independent actuarial estimate of pay out patterns, up to approximately $130 million of this excess would be recoverable under the finite risk contracts.

    The Company believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover its exposures.

    SEGMENT INFORMATION

    Insurance Services

    Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                    1996        1995
                                                    ----        ----
    Operating revenues:
      Risk management and insurance services
        broking                                    $183.8      $188.8
      Specialist insurance and reinsurance
        broking                                      66.8        68.7
      Fiduciary investment income                    14.6        15.8
                                                   ------      ------
          Total operating revenues                  265.2       273.3
    Operating expenses                              233.3       226.8
                                                   ------      ------
    Operating income                               $ 31.9      $ 46.5
                                                   ======      ======

    Risk Management and Insurance Services Broking Revenues

    Worldwide risk management and insurance services broking commissions and fees were $183.8, a decrease of $5 million, or 2.6 percent, for the first quarter of 1996 versus 1995. Excluding the impact of acquisitions and dispositions and a favorable foreign exchange rate variance of $0.1 million, revenues decreased by $3.5 million or 2 percent.

    Contributing to this decrease were lower premiums in North America, offset by gains in the Company's European operations particularly in the U.K. and France.

    Specialist Insurance and Reinsurance Broking Revenues

    Total first quarter 1996 broking commissions and fees for the specialist insurance and reinsurance broking operations decreased $1.9 million, or 2.8 percent, versus 1995 levels. Changes in foreign exchange rates decreased first quarter broking revenues by $0.5 million. After adjusting for the effect of changes in foreign exchange rates, commissions and fees decreased $1.4 million or 2 percent. This decrease was primarily due to shortfalls in the U.K. due to lower premium rates.

    Fiduciary Investment Income

    During 1996, investment income earned on fiduciary funds decreased by $1.2 million, or 7.6 percent, versus 1995 levels. The decrease was primarily due to a reduction in the average investment balances, particularly in the U.K.


    Operating Expenses

    Operating expenses were $233.3 million for the first three months of 1996, an increase of $6.5 million versus the comparable period in 1995. Excluding the impact of acquisitions and dispositions, operating expenses increased $2.6 million, or 1.2 percent on a comparable basis. The impact of foreign exchange rate changes, including hedging and contracts gains and losses, was not material.

    Contributing to the 1996 increase were higher expenses in both the U.S. and U.K. The U.S. variance includes the impact of the transfer of a business unit from the Human Resource Management Consulting Group as well as higher costs associated with the Company's investment in technology, including consulting fees and equipment lease costs. The U.K. variance is primarily due to higher staff costs.

    Human Resource Management Consulting

    Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

                                                     For the Month Ended
                                                           March 31,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
    Operating revenues:
      Commissions and fees                           $   49.1   $   50.8
      Fiduciary investment income                          -         0.1
                                                     --------   --------
         Total operating revenues                        49.1       50.9
                                                     --------   --------
    Operating expenses                                   47.2       49.8
                                                     --------   --------
    Operating income                                 $    1.9   $    1.1
                                                     ========   ========

    Human resource management consulting commissions and fees of $49.1 million decreased by $1.7 million, or 3.3 percent. After adjusting for the effects of changes in foreign exchange rates, these revenues decreased by $1.4 million, or 2.8 percent for the first quarter of 1996.

    The 1996 decrease is primarily attributable to revenue shortfalls in the U.S. operations due to the transfer of a business unit to the U.S. Risk Management & Insurance Service Operations offset by the 1996 acquisition of a small operation in Australia.

    Operating expenses decreased by $2.6 million, or 5.2 percent. After adjusting for the effect of changes in foreign exchange rates and the transfer of a business unit, operating expenses decreased by $0.5 million in 1996. Included in this decrease is a reduction of $1.4 million in the U.K. operations primarily due to a reduction in benefit rates and lower real estate costs due to the rental of a vacant property. This decrease was somewhat offset by unfavorable expense variances in the U.S. due to higher staff costs and the 1996 acquisition of a small operation in Australia.

    LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, the Company's operating cash and cash equivalents totaled $229.1 million, a $12.1 million decrease compared to the 1995 year-end balance. In addition, the Company had $45.6 million of operating funds invested in short-term and long-term investments at March 31, 1996, a $3.4 million increase compared to December 31, 1995.

    Operating Activities

    The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, and gains on sales of business. The net cash flows relating to discontinued operations and changes in working capital balances are also included. In the first quarter of 1996, the Company's operating activities used $19.3 million of operating funds.

    The Company paid approximately $60 million and $40 million of performance-based incentives in the first quarter of 1996 and 1995, respectively.

    Investing Activities

    The Company's net capital expenditures for property and equipment were $3.5 million and $1.9 million during the three months ended March 31, 1996 and 1995, respectively. These expenditures increased primarily as a result of the Company's worldwide investment in technology, particularly in the U.S. and Asia/Pacific region, coupled with leasehold improvements in the U.S. due to the consolidation of real estate space.

    In the first quarter of 1996, the Company acquired two companies in the Asia/Pacific region, including a retail insurance broker and a consulting operation for a combined purchase price not to exceed $13.1 million. The Company paid a total of $11.4 million at closing and accounted for these acquisitions as purchases. Accordingly, $12.8 million has been allocated to intangible assets and will be amortized over 15 years.

    Financing Activities

    During the first quarter of 1996, the Company increased debt by $30 million through a net $20 million borrowing under its long-term revolving credit agreement and a $10 million, short term bank loan.

    In April 1996, the Company announced a stock repurchase program which allows for the repurchase of up to two million shares of the Company's common stock that will be used to fund the Company's equity based compensation and employee benefit plans.

    Other

    As a result of the devaluation of the Mexican peso in late 1994, the Company's accumulated translation adjustment balance for its Mexican operations reflected an unrealized loss of $8.6 million at March 31, 1996. The Company expects to maintain its strategic investment in Mexico for the long term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not consider its investment in Mexico to be impaired.

    During the first three months of 1996, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, negatively impacted total Stockholders' Equity by an additional $0.3 million. The decrease reflects the weakening of the U.K. pound against the U.S. dollar.

    At March 31, 1996, the Company had an accumulated deficit of $222 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. At March 31, 1996, the current maximum amount of unrestricted funds the Company has available to pay Common Stock dividends under Maryland law equaled approximately $299.2 million. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 8 of Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividend declarations. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend-paying shares associated with the Class A and Class C Common Stock.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit No.        Item

         11.0            Statement Re: Computation of per Common Share Earnings

         27.0            Financial Data Schedule

  (b)  Current Reports on Form 8-K

       Current Report on Form 8-K was filed on February 14, 1996 noticing earnings for the year ended and the quarter ended December 31, 1995.

                                    SIGNATURE
                                    ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 1996.







                            ALEXANDER & ALEXANDER SERVICES INC.
                            -----------------------------------
                                         (Registrant)



                            BY:/s/Edward F. Kosnik               May 13, 1996
                              -----------------------------------------------
                               Edward F. Kosnik                  Date
                               Senior Executive Vice President &
                               Chief Financial Officer