Form 10-Q
period 1996-06-30
ALEXANDER & ALEXANDER SERVICES INC
filed 1996-08-14
CIK 3449

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   -----------------  ------------------

                          Commission File Number 1-8282

                       Alexander & Alexander Services Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                   52-0969822
 -----------------------------------            -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)               No.)


     1185 Avenue of the Americas
          New York, New York                                 10036
- ------------------------------------               -------------------------
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code    (212) 444-4500
                                                            -------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $1 par value, outstanding as of August 1, 1996 was 42,872,383.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of August 1, 1996 was 1,811,120.

The number of shares of Class C Common Stock, $1 par value, outstanding as of August 1, 1996 was 357,151.

No shares of Class D Common Stock, $1 par value, were outstanding as of August 1, 1996.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES





                                      INDEX


                                                                       Page No.
                                                                       --------

Part I.  Financial Information:

    Item 1.  Financial Statements:

        Unaudited Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1996 and 1995...............2

        Condensed Consolidated Balance Sheets, as of
          June 30, 1996(Unaudited) and December 31, 1995..................3

        Unaudited Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995.........................5

        Unaudited Notes to Financial Statements...........................7

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations............21


Part II.  Other Information:

    Item 1.  Legal Proceedings...........................................36

    Item 4.  Submission of Matters to a Vote of Security Holders.........36

    Item 6.  Exhibits....................................................37

              Alexander & Alexander Services Inc. and Subsidiaries
                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                 Unaudited Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1996 and 1995
            ---------------------------------------------------------
                     (in millions, except per share amounts)


                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                     ------------------      -----------------
                                                       1996       1995         1996      1995
                                                       ----       ----         ----      ----
Operating revenues:
  Commissions and fees                                $319.3     $311.4       $619.0   $619.7
  Fiduciary investment income                           15.9       16.7         30.5     32.6
                                                      ------     ------       ------   ------
     Total                                             335.2      328.1        649.5    652.3
                                                      ------     ------       ------   ------

Operating expenses:
  Salaries and benefits                                191.2      186.4        375.0    368.5
  Other                                                105.9      102.5        207.9    202.9
                                                      ------     ------       ------   ------
     Total                                             297.1      288.9        582.9    571.4
                                                      ------     ------       ------   ------

Operating income                                        38.1       39.2         66.6     80.9
                                                      ------     ------       ------   ------

Other income (expenses):
  Investment income                                      3.0        4.4          7.1      9.3
  Interest expense                                      (3.9)      (5.0)        (7.9)    (9.5)
  Other                                                 (0.5)       2.4         (0.5)    32.8
                                                      ------     ------       ------   ------
     Total                                              (1.4)       1.8         (1.3)    32.6
                                                      ------     ------       ------   ------
Income before income taxes and
  minority interest                                     36.7       41.0         65.3    113.5
Income taxes                                            14.7       17.2         26.0     43.7
                                                      ------     ------       ------   ------

Income before minority interest                         22.0       23.8         39.3     69.8
Minority interest                                       (0.5)      (1.1)        (4.7)    (5.4)
                                                      ------     ------       ------   ------

Net income                                              21.5       22.7         34.6     64.4
Preferred stock dividends                               (6.6)      (6.3)       (13.2)   (12.5)
                                                      ------     ------       ------   ------

Earnings attributable to common
  shareholders                                        $ 14.9     $ 16.4       $ 21.4   $ 51.9
                                                      ======     ======       ======   ======

PER SHARE INFORMATION:
- ----------------------
Primary earnings per share                            $ 0.33     $ 0.37       $ 0.48   $ 1.17
                                                      ======     ======       ======   ======
Average common and common equivalent shares
  outstanding                                           45.2       44.6         45.1     44.4
                                                      ======     ======       ======   ======

Fully diluted earnings per share                      $ 0.33     $ 0.36       $ 0.48   $ 1.06
                                                      ======     ======       ======   ======
Average common shares outstanding, assuming
  full dilution                                         45.2       57.0         45.1     56.9
                                                      ======     ======       ======   ======

Cash dividends per common share                       $0.025     $0.025       $0.050   $0.050
                                                      ======     ======       ======   ======


                 See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
                      Condensed Consolidated Balance Sheets
                 June 30, 1996 (Unaudited) and December 31, 1995
                 -----------------------------------------------
                                  (in millions)

                                                      June 30,      December 31,
                                                        1996            1995
                                                      --------      ------------
ASSETS

Current assets:
  Cash and cash equivalents:
     Operating                                        $  232.2        $  241.2
     Fiduciary                                           663.0           496.4
  Short-term investments:
     Operating                                            10.7            11.3
     Fiduciary                                           261.2           224.9
  Premiums and fees receivable (less
   allowance for doubtful accounts
   of $20.6 in 1996 and $20.5 in 1995)                 1,375.9         1,292.8
  Deferred income taxes                                   18.6            20.0
  Other current assets                                    75.0            85.4
                                                      --------        --------
        Total current assets                           2,636.6         2,372.0

Property and equipment - net                             119.9           126.4
Intangible assets - net                                  221.3           210.7
Deferred income taxes                                    107.1           102.1
Long-term operating investments                           30.3            30.9
Other                                                    116.8           100.3
                                                      --------        --------
                                                      $3,232.0        $2,942.4
                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Premiums payable to insurance companies             $2,075.6        $1,810.4
  Short-term debt                                         11.2            19.1
  Current portion of long-term debt                        8.0             9.3
  Deferred income taxes                                    9.3             9.4
  Accrued compensation and related benefits               42.6            81.8
  Income taxes payable                                    42.7            24.7
  Other accrued expenses                                 146.9           165.8
                                                      --------        --------
       Total current liabilities                       2,336.3         2,120.5
                                                      --------        --------

Long-term liabilities:
  Long-term debt                                         152.4           126.2
  Deferred income taxes                                   18.7            15.6
  Net liabilities of discontinued operations              30.3            33.4
  Other                                                  246.7           234.1
                                                      --------        --------
       Total long-term liabilities                       448.1           409.3
                                                      --------        --------

Commitments and contingent liabilities
 (Notes 3, 6 and 9)

8% Series B cumulative convertible preferred
  stock contingency (Note 9)                              10.0            10.0
                                                      --------        --------








                 See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
                Condensed Consolidated Balance Sheets (continued)
                 June 30, 1996 (Unaudited) and December 31, 1995
                 -----------------------------------------------
                                  (in millions)


                                                                   June 30,          December 31,
                                                                     1996                1995
                                                                 ------------        ------------
Stockholders' equity:
 Preferred stock, authorized 15,000,000 shares, $1 par value:
   Series A junior participating preferred
     stock, issued and outstanding, none                           $     -             $     -
   $3.625 Series A convertible preferred stock,
     issued and outstanding, 2,300,000 shares,
     liquidation preference of $115 million                              2.3                2.3
   8% Series B cumulative convertible preferred
     stock, issued and outstanding, 4,658,047 and
     4,477,170 shares, respectively, liquidation
     preference of $233 million and $224 million,
     respectively                                                        4.7                4.5
 Common stock, authorized 200,000,000 shares, $1 par
   value; issued and outstanding 42,872,279
   and 42,259,282 shares, respectively                                  42.9               42.3
 Class A common stock, authorized 26,000,000 shares,
   $.00001 par value; issued and outstanding
   1,811,121 and 1,920,821 shares, respectively                           -                  -
 Class C common stock, authorized 11,000,000 shares,
   $1 par value; issued and outstanding
   357,151 and 361,092 shares, respectively                              0.4                0.4
 Class D common stock, authorized 40,000,000 shares,
   $1 par value; issued and outstanding, none                             -                  -
 Paid-in capital                                                       650.1              638.1
 Accumulated deficit                                                  (208.3)            (227.5)
 Unrealized investment gains - net of income taxes                       5.4                5.6
 Accumulated translation adjustments                                   (59.9)             (63.1)
                                                                    --------           --------
     Total stockholders' equity                                        437.6              402.6
                                                                    --------           --------
                                                                    $3,232.0           $2,942.4
                                                                    ========           ========

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
                 Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 1996 and 1995
                 -----------------------------------------------
                                  (in millions)

                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                       1996          1995
                                                       ----          ----
Cash provided (used) by:

Operating activities:
  Income from continuing operations                   $  34.6       $  64.4
  Adjustments to reconcile to net cash
    provided (used) by operating activities:
      Depreciation and amortization                      24.6          22.4
      Deferred income taxes                               1.0          17.1
      Gains on dispositions of subsidiaries
         and other assets                                  -          (32.0)
      Other                                               7.2           6.3

  Changes in assets and liabilities (net of
   effects from acquisitions and
    dispositions):
      Premiums and fees receivable                      (79.9)        (67.7)
      Prepaid expenses and other current assets          15.7         (15.5)
      Other non-current assets                          (12.7)        (10.3)
      Premiums payable to insurance companies           259.3         231.4
      Accounts payable                                   (2.1)         (7.5)
      Other current liabilities                         (50.2)        (93.4)
      Other long-term liabilities                        17.9          (3.7)
      Net fiduciary cash and cash equivalents
         and short-term investments                    (201.4)       (181.5)
  Discontinued operations                                (6.2)        (12.5)
                                                      -------       -------

  Net cash provided (used) by operating
    activities                                            7.8         (82.5)
                                                      -------       -------

Investing activities:
  Net purchases of property and equipment               (10.3)         (7.5)
  Purchases of businesses                               (20.7)         (2.0)
  Proceeds from sales of subsidiaries and
    other assets                                          0.2          87.8
  Purchases of operating investments                    (15.3)        (85.8)
  Sales and maturities of operating investments          16.9          89.2
                                                      -------       -------

      Net cash provided (used) by investing
         activities                                     (29.2)         81.7
                                                      -------       -------











                 See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
           Unaudited Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 1996 and 1995
                 -----------------------------------------------
                                  (in millions)

                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                          1996        1995
                                                          ----        ----

Financing activities:
  Cash dividends                                        $  (6.4)    $  (6.4)
  Proceeds from issuance of short-term debt                 4.9         0.1
  Payments of short-term debt                             (10.7)       (0.6)
  Proceeds from issuance of long-term debt                 30.1         0.4
  Repayments of long-term debt                             (8.1)      (30.2)
  Issuance of common stock                                  1.2         0.1
                                                        -------     -------

      Net cash provided (used) by financing
          activities                                       11.0       (36.6)
                                                        -------     -------

Effect of exchange rate changes on operating
  cash and cash equivalents                                 1.4         4.9
Operating cash and cash equivalents at
  beginning of year                                       241.2       248.7
                                                        -------     -------
Operating cash and cash equivalents at end
  of period                                             $ 232.2     $ 216.2
                                                        =======     =======

Supplemental cash flow information:
 Cash paid during the period for:
     Interest                                           $   5.6     $   9.1
     Income taxes                                           2.3        59.9

Non-cash investing and financing activities:
  Notes payable issued for contingency
    settlements                                         $    -      $  45.7
  Series B cumulative convertible preferred
    stock dividends-in-kind                                 9.0         8.4
  Common stock issued for employee benefit and
    stock plans                                             2.4         2.1
  Common stock issued for non-employee stock
    plans                                                   0.2         0.3
















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

1.   Interim Financial Presentation

     Unless otherwise indicated, all amounts are stated in millions of U.S. dollars. In the opinion of the Company, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included in the consolidated financial statements. The results of operations for the first six months of the year are not necessarily indicative of results for the year.

2.   Acquisitions and Dispositions

     Acquisitions
     In the first six months of 1996, the Company acquired or invested in several brokerage and consulting operations, primarily in the Asia/Pacific region, for combined purchase prices approximating $26.5 million. The Company paid a total of $20.4 million at closing and accounted for these acquisitions as purchase transactions. The acquisitions are expected to produce about $30 million in annualized revenues.

     Dispositions

     On February 28, 1995, the Company completed the sale of Alexsis, Inc., its U.S.-based third party claims administrator for total cash proceeds of $47.1 million resulting in a pre-tax gain of $30.3 million, ($20.8 million after-tax or $0.47 per share). Adjustments, including post closing adjustments pursuant to the agreement, resulted in a final reported pre-tax gain of $28.7 million, ($18.7 million after-tax or $0.42 per share) for the year ended December 31, 1995.

     In January 1995, the Company sold its minority interest in a U.K. merchant bank for cash proceeds of $7.2 million and a pre-tax gain of $0.3 million.

     These gains are included in Other Income (Expenses) in the Consolidated Statements of Operations.

3.   Income Taxes

     On August 6, 1996, the Company received a technical advice memorandum ("TAM"), issued by the IRS National Office, favorable to the Company with respect to the federal income tax consequences of certain 1991 intercompany transactions involving the stock of a U.K. subsidiary. The Company and its independent tax counsel expect that the IRS District Director's Office will adopt the TAM and will withdraw its proposal to increase taxable income for the year 1991 with respect to this issue. The potential additional tax liability, excluding interest and penalties, associated with this issue had been estimated by the Company at $50 million. The examination of the Company's 1990 and 1991 federal income tax returns will come to a conclusion with the disposition of this issue.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

3.   Income Taxes (continued)

     Based upon the favorable TAM relating to the 1991 transactions, the Company does not expect IRS examiners to take issue with the Company's reporting of a similar series of transactions that occurred in 1993. The IRS commenced its examination of the tax years 1992 through 1994 in July 1996. The potential additional tax liability, excluding interest and penalties, associated with the 1993 transactions had been estimated by the Company at $25 million.

     No provision for any potential liability with respect to the 1991 and 1993 transactions had been made in the consolidated financial statements.

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

5.   Stock Option and Incentive Plans

     Worldwide Employee Savings-Related Stock Purchase Plan
     The Company's Worldwide Employee Savings-Related Stock Purchase Plan (Worldwide Employee Purchase Plan) was approved by the Board of Directors and became effective as of May 16,1996. Under the Worldwide Employee Purchase Plan eligible employees outside the U.S. may purchase up to an aggregate 750,000 shares of the Company's Common Stock. At the end of the 5-year offering period, participants can elect to purchase from the contributions saved, shares of the Company's Common Stock at a 15 percent discount of the closing price of the Common Stock reported on the New York Stock Exchange on the first date of the 5-year offering period. 534,000 shares have been subscribed to as of June 30, 1996. Non-U.S. employees who are "executive officers" of the Company, as that term is defined pursuant to Section 16 of the Securities Exchange Act of 1934, participate in a subplan of the Employee Discount Stock Purchase Plan with similar terms.

     1995 Long-Term Incentive Plan Amendment
     On May 16, 1996 an amendment to the 1995 Long-Term Incentive Plan (1995
     LTIP) was approved by stockholders. The 1995 LTIP provided that no more than 940,000 restricted shares may be used for Restricted Stock Awards and Bonus Equity Plan Awards (BEP). The amendment excluded BEP Awards from the 940,000 restricted share limitation, but does not increase the number of shares authorized under the 1995 LTIP.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

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

     A summary of the net liabilities of discontinued operations is as follows:

                                                   As of            As of
                                               June 30, 1996  December 31, 1995
                                               -------------  -----------------

     Liabilities:
       Insurance liabilities                      $251.3          $257.1
       Other                                        13.8            14.9
                                                  ------          ------
        Total liabilities                          265.1           272.0
                                                  ------          ------

     Assets:
       Recoverable under finite risk contracts:
          Insurance liabilities                    125.2           126.4
          Premium adjustment                         9.8             9.8
       Reinsurance recoverables                     53.3            51.6
       Cash and investments                         27.4            27.2
       Other                                         7.9             9.3
                                                  ------          ------
        Total assets                               223.6           224.3
                                                  ------          ------

     Total net liabilities of discontinued
       operations                                   41.5            47.7
       Less current portion classified as
         other accrued expenses                     11.2            14.3
                                                  ------          ------

     Remainder classified as net liabilities
       of discontinued operations                 $ 30.3          $ 33.4
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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

6.   Discontinued Operations (continued)

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

     The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At June 30, 1996, based on an estimate by an independent actuarial firm, the Company had accrued $12.9 million of the deductible.

     On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) with the reinsurance company providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for the payment by the Company of $80 million, $50 million of which was borrowed from the reinsurance company, and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At June 30, 1996, recoveries were limited to $118.9 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

6.   Discontinued Operations (continued)


     Changes in the total net liabilities of discontinued operations for the six months ended June 30, 1996 are as follows:

     Beginning balance                   $ 47.7
       Claims and expense payments         (6.2)
       Other                                 -
                                          -----
     Ending Balance                      $ 41.5
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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)


7.   Investments

     At June 30, 1996, net unrealized holding gains totaled $5.4 million, net of deferred income taxes of $1.8 million, and are reported as a separate component of Stockholders' Equity.

     At June 30, 1996 and December 31, 1995, the amortized cost and estimated fair value of the Company's debt and equity securities and related financial instruments used to hedge such investments are summarized below:


                                                    June 30, 1996
                                    --------------------------------------------
                                                  Gross       Gross    Estimated
                                    Amortized   Unrealized  Unrealized   Fair
                                      Cost        Gains       Losses     Value
                                    ---------   ----------  ---------- --------
     U.S. Government agencies/
        state issuances             $      -    $     -     $      -    $     -
     Other interest-bearing
        securities                      171.4         -            -       171.4
     Mortgage-backed securities           5.8         -            -         5.8
     Equity securities                    3.8        7.1           -        10.9
     Financial instruments - used
        as hedges                          -         0.7         (0.6)       0.1
                                    ---------   --------    ---------   --------
          Total                     $   181.0   $    7.8    $    (0.6)  $  188.2
                                    =========   ========    =========   ========


                                                  December 31, 1995
                                    --------------------------------------------
                                                  Gross       Gross    Estimated
                                    Amortized   Unrealized  Unrealized   Fair
                                      Cost        Gains       Losses     Value
                                    ---------   ----------  ---------- ---------
     U.S. Government agencies/
        state issuances             $     2.7   $     -     $      -    $   2.7
     Other interest-bearing
        securities                      138.1         -            -      138.1
     Mortgage-backed securities            -          -            -         -
     Equity securities                    3.1        6.5           -        9.6
     Financial instruments - used
        as hedges                          -         1.3         (0.2)      1.1
                                    ---------   --------    ---------   -------
          Total                     $   143.9   $    7.8    $    (0.2)  $ 151.5
                                    =========   ========    =========   =======

   The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheets as follows:

                                        June 30, 1996         December 31, 1995
                                        -------------         -----------------
     Cash and cash equivalents:
       Operating                            $ 21.8                $ 34.1
       Fiduciary                             138.8                  73.1
     Short-term investments:
       Operating                                -                    0.3
       Fiduciary                               3.0                  18.8
     Long-term operating investments          24.6                  25.2
                                            ------                ------
           Total                            $188.2                $151.5
                                            ======                ======

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

7.   Investments (continued)

     At June 30, 1996 and December 31, 1995, the amortized cost and estimated fair value of debt securities by contractual maturity are summarized below:

                                                       June 30, 1996
                                                ---------------------------
                                                                 Estimated
                                                Amortized           Fair
                                                   Cost            Value
                                                ---------        ---------
     Due in one year or less                    $   162.1        $  162.1
     Due after one year through five years            0.2             0.2
     Due after five years through ten years           5.1             5.1
     Due after ten years                              4.0             4.0
                                                ---------        --------
                                                    171.4           171.4
     Mortgage-backed securities                       5.8             5.8
                                                ---------        --------
       Total debt securities                    $   177.2        $  177.2
                                                =========        ========



                                                     December 31, 1995
                                                ---------------------------
                                                                 Estimated
                                                Amortized           Fair
                                                   Cost            Value
                                                ---------        ----------
     Due in one year or less                    $   120.8        $  120.8
     Due after one year through five years            4.8             4.8
     Due after five years through ten years          10.2            10.2
     Due after ten years                              5.0             5.0
                                                ---------        --------
                                                    140.8           140.8
     Mortgage-backed securities                        -               -
                                                ---------        -------
       Total debt securities                    $   140.8        $  140.8
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

8.   Debt

     The Company has a $200 million three year credit facility with various banks, which expires in March 1998. The agreement provides for unsecured borrowings and for the issuance of up to $100 million of letters of credit, and contains various covenants, including minimum consolidated net worth, maximum leverage and minimum cash flow requirements. Interest rates charged on amounts drawn on this credit agreement are dependent upon the Company's credit ratings, the duration of the borrowings and the Company's choice of one of a number of indices, including the prime lending rate, certificate of deposit rates, the federal funds rate and LIBOR. As of June 30, 1996, a $10 million letter of credit has been issued and $60 million of unsecured borrowings were outstanding under the agreement. In July 1996, the $10 million letter of credit was cancelled.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

8.   Debt (continued)

     In March 1996, the Company obtained a $10 million, short term bank loan which was subsequently repaid in April 1996.

     As part of the October 1995 agreement for the purchase of JIB, the Company paid a promissory note totaling $10.6 million in April, 1996. During the second quarter of 1996, the October 1996 promissory note was revalued to $6 million in accordance with the revenue retention criteria for the former JIB offices stipulated in the purchase agreement.

     In April 1996, the Company paid the first installment of $5.8 million on the Mutual Fire zero-coupon note. (See Note 9 of the Unaudited Notes to Financial Statements).

     In May 1996, the Company issued a $2.7 million, 9 percent two year note, relating to an acquisition in the Asia/Pacific region. This note is contingent upon future results of the acquired business. (See Note 2 of the Unaudited Notes to Financial Statements).

9.   Contingencies

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

9.   Contingencies (continued)

     In 1987, the Company sold Shand Morahan & Company (Shand), its domestic underwriting management subsidiary. Prior to the sale, Shand and its subsidiaries had provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire Marine & Inland Insurance Company (Mutual Fire). Mutual Fire was placed in rehabilitation by the Courts of the Commonwealth of Pennsylvania in December 1986. In February 1991, the rehabilitator commenced an action captioned Foster v. Alexander & Alexander Services Inc., 91 Civ. 1179 (E.D.Pa.). The complaint, which sought compensatory and punitive damages, alleged that Shand, and in certain respects, the Company breached duties to and agreements with, Mutual Fire. The rehabilitator sought damages estimated at approximately $234 million.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

9.   Contingencies (continued)

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

     In response to the second amended complaint, the Company filed a motion to dismiss. On March 4, 1996, the Court entered an order granting the Company's motion to dismiss the action and plaintiff was denied leave to replead. Following plaintiff's filing a notice of appeal, the parties entered into a stipulation withdrawing the appeal, which was entered by the court on June 17, 1996, thereby terminating the litigation.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

9.   Contingencies (continued)

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

10.  Financial Instruments

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

     Gains and losses on foreign exchange forward contracts are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange forward contracts at June 30, 1996 was an asset of $1.1 million and a liability of $0.1 million as of December 31, 1995.

     At June 30, 1996, the Company had $84.7 million notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pounds sterling, and $30.2 million notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars.

     Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. At June 30, 1996, the Company had $20 million notional principal of written foreign exchange options outstanding. Based on foreign exchange rates at June 30, 1996 and December 31, 1995, the Company recognized a current liability of $0.5 million and $0.6 million, respectively, consisting of unamortized premiums and the estimated cost to settle these options on those dates.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

10.  Financial Instruments (continued)

     The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities held as investments by the Company are marked to market in accordance with SFAS No. 115. At June 30, 1996, an unrealized gain of $0.1 million on interest rate swaps and forward rate agreements which hedge existing fiduciary investments was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

     At June 30, 1996 and December 31, 1995 the Company had the following interest rate swaps and forward rate agreements in effect, by year of final maturity:


                                            June 30, 1996
                        ------------------------------------------------------

                          Gross      Net Weighted      Gross     Net Weighted
                        Receiving       Average       Paying        Average
   Year                   Fixed      Interest Rate     Fixed     Interest Rate
   ----                 ---------    -------------    ------     -------------
   1996                 $  161.0        6.07%         $111.0          5.54%
   1997                    553.0        6.55            65.0          6.03
   1998                    238.5        6.97              -            -
   1999                     65.4        6.37              -            -
                        --------        ----          ------          ----
        Total           $1,017.9        6.56%         $176.0          5.72%
                        ========        ====          ======          ====


                                          December 31, 1995
                        ------------------------------------------------------

                          Gross      Net Weighted      Gross     Net Weighted
                        Receiving       Average       Paying        Average
   Year                   Fixed      Interest Rate     Fixed     Interest Rate
   ----                 ---------    -------------    ------     -------------
   1996                   $390.3          7.38%       $471.7          6.27%
   1997                    203.2          6.68          40.0          5.90
   1998                    182.9          7.08            -            -
                          ------          ----        ------          ----
        Total             $776.4          7.13%       $511.7          6.24%
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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

10.  Financial Instruments (continued)

     The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. The Company recognized a current liability of $0.7 million and $0.3 million, representing the estimated cost to settle these options at June 30, 1996 and December 31, 1995, respectively. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

     At June 30, 1996 and December 31, 1995, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                            June 30, 1996
                        ------------------------------------------------------

                          Gross      Net Weighted      Gross     Net Weighted
                        Receiving       Average       Paying        Average
   Year                   Fixed      Interest Rate     Fixed     Interest Rate
   ----                 ---------    -------------    ------     -------------
   1996                   $ 33.2         5.66%         $  -           -  %
   1997                     71.0         6.68             -           -
   1998                     61.0         7.05             -           -
                          ------         ----          -----         ----
        Total             $165.2         6.61%         $  -           -  %
                          ======         ====          =====         ====


                                          December 31, 1995
                        -----------------------------------------------------

                          Gross      Net Weighted      Gross     Net Weighted
                        Receiving       Average       Paying        Average
   Year                   Fixed      Interest Rate     Fixed     Interest Rate
   ----                 ---------    -------------    ------     -------------
   1996                   $43.2          5.41%         $10.0         4.60%
   1997                    15.5          8.50             -           -
   1998                    10.0          8.50             -           -
                          -----          ----          -----         ----
        Total             $68.7          6.54%         $10.0         4.60%
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

     The following methods and assumptions were used in estimating the fair value of each class of financial instrument. The fair values of short-term and long-term investments were estimated based upon quoted market prices for the same or similar instruments. The fair value of long-term debt, including the current portion, was estimated on the basis of market prices for similar issues at current interest rates for the applicable period. The fair value of interest rate swaps and forward rate agreements was estimated by discounting the future cash flows using rates currently available for agreements of similar terms and maturities. The fair value of foreign exchange forward contracts and foreign exchange option agreements was estimated based upon period-end exchange rates. The fair value of interest rate options was estimated based upon market quotes of the cost to settle these agreements. The carrying amounts of the Company's other financial instruments approximate fair value due to their short-term maturities.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

10.  Financial Instruments (continued)

     The following table presents the carrying amounts and the estimated fair value of the Company's financial instruments that are not carried at fair value.


                                   As of June 30, 1996    As of December 31, 1995
                                   -------------------    -----------------------
                                  Carrying     Estimated   Carrying     Estimated
                                   Amount     Fair Value    Amount     Fair Value
                                   -------    ----------   --------    ----------
     Long-term debt, including
       current portion              $160.4      $158.5      $135.6       $135.8
     Interest rate swaps and
       forward rate agreements          -          2.1          -           5.1


        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
      ------------------------------------------------------------------

     OVERVIEW
     --------

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

     The Company's insurance services revenues are generally derived from commissions and fees and can be affected by pricing and seasonality. The Company's insurance broking revenues are generally impacted by overall available market capacity and premium rates charged by insurance companies. Insurance broking commissions and fee growth continue to be constrained, particularly in North America and the London-based specialist and reinsurance operations, due to soft pricing and excess market capacity and the resultant intense competition among insurance carriers and brokers for market share. These market conditions are becoming increasingly evident in the risk management and insurance broking operations in the U.K., Continental Europe and in other parts of the world. Soft market conditions were prevalent in the first half of 1996 and are expected to continue in most insurance coverages throughout 1996. In addition, an increasing number of companies are securing competitive bids for their insurance needs resulting in higher account turnover rates.

     Moderate revenue growth is expected from the Company's human resource management consulting operations during 1996, excluding the impact of the transfer of a business unit to the insurance services segment.

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

     In addition to commissions and fees, the Company derives revenues from investment income earned on fiduciary funds. Contributing to the decline in investment income is lower average interest rates during the second quarter of 1996 versus the same period in 1995. There is also pressure from insurance companies to shorten the time that fiduciary funds are held prior to remittance to carriers. The approximate six percent decline in investment income earned on fiduciary funds during the first six months of 1996 compared to 1995 is anticipated to continue for the full year.

     The Company anticipates operating margins for its insurance broking operations to remain under considerable pressure and are unlikely to improve for the foreseeable future. Future earnings growth will be dependent on both revenue growth from the development of new products and services, new business generation and selective acquisitions, and the continued emphasis on expense reductions.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     OVERVIEW (CONTINUED)
     --------------------

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

     THREE MONTHS ENDED JUNE 30, 1996 VS. 1995
     -----------------------------------------

     CONSOLIDATED RESULTS
     --------------------

     The Company reported net income of $21.5 million, or $0.33 per share on consolidated operating revenues of $335.2 million for the three months ended June 30, 1996. Fully diluted earnings per share for the quarter were also $0.33.

     For the same period of 1995, the Company reported net income of $22.7 million, or $0.37 per share on consolidated operating revenues of $328.1 million. Fully diluted earnings per share for the quarter were $0.36.

     Operating Revenues
     ------------------

     Consolidated operating revenues for the second quarter of 1996 were $335.2 million compared to $328.1 million for the same period in 1995, an increase of $7.1 million or 2.2 percent. Excluding the impact of foreign exchange fluctuations, total revenues increased by $12.4 million, or 3.8 percent, primarily due to acquisitions.

     Commissions and Fees

     Total commissions and fees for the second quarter of 1996 were $319.3 million compared to $311.4 million for the same period in 1995, an increase of $7.9 million or 2.5 percent. Excluding the negative impact of foreign exchange rates, total commissions and fees increased by $12.9 million, or
     4.1 percent, of which approximately $16 million is attributable to acquisitions. The offsetting decrease is due primarily to weak pricing conditions.

     Fiduciary Investment Income

     Investment income earned on fiduciary funds for the second quarter of 1996 decreased by $0.8 million, or 4.8 percent, versus 1995 levels primarily due to lower average interest rates, particularly in the U.K. and Canada.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     THREE MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     -----------------------------------------------------

     The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. These interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $1.2 million in the second quarter of 1996 and $0.2 million in the same period in 1995. For additional information relating to the Company's interest rate financial instruments, see Note 10 of Unaudited Notes to Financial Statements and Note 12 of Audited Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Operating Expenses

     Consolidated operating expenses for the second quarter of 1996 were $297.1 million compared to $288.9 million for the same period in 1995, an increase of $8.2 million or 2.8 percent. Excluding the impact of favorable foreign exchange fluctuations of $6.3 million, total operating expenses increased $14.5 million or 5 percent, primarily due to acquisitions. Total expenses were essentially flat compared to the prior year quarter after adjusting for the estimated impact of these acquisitions.

     Salaries and Benefits

     Consolidated salaries and benefits for the second quarter of 1996 were $191.2 million compared to $186.4 million for the same period in 1995, an increase of $4.8 million or 2.6 percent. After adjusting for changes in foreign exchange rates, consolidated salaries and benefits increased by $8 million, or 4.3 percent, versus the comparable quarter in 1995. Acquisitions increased salaries and benefits by approximately $10 million.

     Offsetting this increase was the decline in headcount from approximately 11,700 at June 30, 1995 to approximately 11,300 at June 30, 1996, excluding an increase of approximately 700 people due to acquisitions in the fourth quarter of 1995 and first half of 1996, as well as a reduction in employee benefit costs and lower incentive compensation, primarily in the U.S. and U.K.

     Other Operating Expenses

     Consolidated other operating expenses increased by $3.4 million, or 3.3 percent in the second quarter of 1996 compared to 1995. Excluding the favorable impact of changes in foreign currency rates, including hedging contract gains and losses, total other operating expenses increased $6.5 million, or 6.3 percent, for the comparable period, including approximately $5 million from acquisitions.

     Contributing to this increase is higher goodwill amortization and other expenses relating to the acquisitions and increased costs associated with the Company's ongoing investment in information technology. Partially offsetting this increase was a decrease in insurance costs primarily relating to the Company's professional indemnity programs.

     OTHER INCOME (EXPENSES)

     Investment Income

     Investment income earned on operating funds decreased in the second quarter of 1996 by $1.4 million, or 31.8 percent over the comparable period in 1995. The decrease is primarily due to a reduction in average investment balances and lower interest rates, particularly in the U.S.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     THREE MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     -----------------------------------------------------

     Interest Expense

     Interest expense decreased by $1.1 million, or 22 percent, in the second quarter of 1996 versus 1995. The decrease is primarily due to the Company's redemption and subsequent funding of the 11% convertible subordinated debentures with borrowings at more favorable rates under the long term credit facility.

     Other

     Other Income (expense) decreased by $2.9 million for the second quarter of 1996 versus 1995. The 1995 results include pre-tax gains of $1.4 million for the sale of two small operations.

     Income Taxes

     The Company's effective tax rate for the second quarter was 40.1 percent of income before taxes in 1996 and 41.9 percent in 1995. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the nondeductibility of certain expenses, including entertainment and amortization of goodwill, in various jurisdictions in which the Company does business. Partially offsetting these factors was the favorable impact of foreign tax rates which were lower than the U.S. statutory rate.


     SEGMENT INFORMATION

     INSURANCE SERVICES

     Operating results for the Insurance Services segment of the Company's operations are summarized below:


                                               Three Months Ended June 30,
                                               ---------------------------
                                                     1996        1995
                                                     ----        ----
     Operating revenues:
       Risk management and insurance services
         broking                                    $196.5      $187.2
       Specialist insurance and reinsurance
         broking                                      69.1        70.8
       Fiduciary investment income                    15.8        16.6
                                                    ------      ------
           Total operating revenues                  281.4       274.6
     Operating expenses                              241.3       229.9
                                                    ------      ------
     Operating income                               $ 40.1      $ 44.7
                                                    ======      ======

     Risk Management and Insurance Services Broking Revenues

     Worldwide risk management and insurance services broking commissions and fees were $196.5, an increase of $9.3 million, or 5 percent, for the second quarter of 1996 versus 1995. Excluding the impact of an unfavorable foreign exchange rate variance of $3.3 million, revenues increased by $12.6 million or 6.7 percent.

     The increase is primarily due to the effect of acquisitions, which approximated $16 million, and revenue gains in the Company's U.K. operations and Asia/Pacific regions. Excluding acquisitions, revenues were lower in the North American operations.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     THREE MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     -----------------------------------------------------

     Specialist Insurance and Reinsurance Broking Revenues
     -----------------------------------------------------

     Total second quarter 1996 broking commissions and fees for the specialist insurance and reinsurance broking operations decreased $1.7 million, or 2.4 percent, versus 1995 levels. Changes in foreign exchange rates decreased second quarter broking revenues by $1.1 million. After adjusting for the effect of changes in foreign exchange rates, commissions and fees decreased $0.6 million or 0.8 percent. This decrease was primarily due to shortfalls in the U.K. due to lower premium rates.

     Fiduciary Investment Income

     For the second quarter of 1996 investment income earned on fiduciary funds held by the Company was $15.8 million versus $16.6 million for the comparable period in 1995, a decrease of $0.8 million, or 4.8 percent. The decrease was primarily due to lower average interest rates, particularly in the U.K. and Canada.

     Operating Expenses

     Operating expenses were $241.3 million for the second quarter of 1996, an increase of $11.4 million versus the comparable period in 1995. Excluding the impact of foreign exchange rate changes, including hedging and contracts gains and losses of $5.8 million, operating expenses increased $17.2 million, or 7.5 percent on a comparable basis due mainly to an approximate $14 million impact from acquisitions.


     HUMAN RESOURCE MANAGEMENT CONSULTING

     Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

                                                      Three Months Ended
                                                            June 30,
                                                      ------------------
                                                        1996       1995
                                                      --------   --------
     Operating revenues:
       Commissions and fees                           $   53.7   $   53.4
       Fiduciary investment income                         0.1        0.1
                                                      --------   --------
          Total operating revenues                        53.8       53.5
     Operating expenses                                   49.1       50.5
                                                      --------   --------
     Operating income                                 $    4.7   $    3.0
                                                      ========   ========

     Human resource management consulting commissions and fees of $53.7 million increased by $0.3 million, or 0.6 percent, in the second quarter of 1996 compared to the same period in 1995. After adjusting for the effects of changes in foreign exchange rates and the impact of the transfer of a business unit to the U.S. risk management and insurance services operations, these revenues increased by $2.5 million, or 4.8 percent. This increase is primarily attributable to revenue gains in the U.S. and U.K. operations and the 1996 acquisitions of two small operations in Australia and Sweden.

     Operating expenses decreased by $1.4 million, or 2.8 percent, for the second quarter of 1996 compared to 1995. After adjusting for the effect of changes in foreign exchange rates and the transfer of a business unit, operating expenses increased by $1.1 million or 2.3 percent. This increase was primarily attributable to the U.K. operations and the 1996 acquisitions.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1996 VS. 1995
     ---------------------------------------

     CONSOLIDATED RESULTS

     The Company reported net income of $34.6 million, or $0.48 per share on consolidated operating revenues of $649.5 million for the six months ended June 30, 1996. Fully diluted earnings per share for the six months ended June 30, 1996 were also $0.48.

     For the six months ended June 30, 1995, the Company reported net income of $64.4 million, or $1.17 per share, on consolidated operating revenues of $652.3 million. Fully diluted earnings per share for the six months ended June 30, 1995 were $1.06. Included in the results is an after-tax gain of $20.8 million, or $0.47 per share, from the sale of Alexsis, the Company's U.S.-based third party administrator operation.

     Operating Revenues

     Consolidated operating revenues were $649.5 million for the first half of 1996, a decrease of $2.8 million, or 0.4 percent, from the corresponding period in 1995. Revenue comparisons were impacted by both foreign currency fluctuations and the effect of dispositions. After adjusting for the effect of these items, total revenues increased $15 million, or 2.3 percent, primarily due to acquisitions.

     Commissions and Fees

     Total commissions and fees were $619 million for the first half of 1996, a decrease of $0.7 million, or 0.1 percent, compared to the same period in 1995. After adjusting for the negative impact of foreign exchange rates and the impact of operations sold in 1995, total commissions and fees increased by $16.5 million, or 2.7 percent. This increase is due primarily to the addition of approximately $26 million from acquisitions offset by the impact of soft market conditions.

     Fiduciary Investment Income

     Investment income earned on fiduciary funds for the first half of 1996 decreased by $2.1 million, or 6.4 percent, versus 1995 levels primarily due to lower average investment levels, particularly in the U.K. and lower worldwide interest rates, particularly in the U.K. and Canada.

     The Company enters into interest rate swaps and forward rate agreements to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments with maturities of three months or less. In addition, as part of its interest rate management program, the Company utilizes various types of interest rate options, including caps, collars, floors and interest rate guarantees. These interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $1.7 million in the first six months of 1996 and $1.2 million in the same period in 1995. For additional information relating to the Company's interest rate financial instruments, see Note 10 of Unaudited Notes to Financial Statements and Note 12 of Audited Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     ---------------------------------------------------

     Operating Expenses

     Consolidated operating expenses were $582.9 million for the first half of 1996, an increase of $11.5 million or 2 percent, versus the comparable first six months of 1995. After adjusting for the $6.5 million favorable effect of changes in foreign currency rates, including hedging and contracts gains and losses, and the impact of operations sold in 1995, operating expenses increased by $25.8 million, or 4.6 percent. The increase is attributable to acquisitions which increased operating expenses by approximately $26 million.

     Salaries and Benefits

     Consolidated salaries and benefits increased by $6.5 million, or 1.8 percent in the first six months of 1996 versus the same period in 1995. Excluding the $3.9 million favorable effect of changes in foreign exchange rates and the 1995 dispositions, total salaries and benefits increased $15 million, or 4.1 percent, versus 1995 levels. This increase is primarily due to the impact of acquisitions of approximately $17 million.

     Offsetting this increase was a decline of 3.3 percent in headcount, from approximately 11,700 at June 30, 1995 to approximately 11,300 at June 30, 1996 after excluding an increase of approximately 700 people due to acquisitions in the fourth quarter of 1995 and first half of 1996, as well as a reduction in employee benefit costs primarily in the U.S. and U.K. and a decrease in incentives attributable to profit performance.

     Other Operating Expenses

     Consolidated other operating expenses increased by $5 million, or 2.5 percent, in the first six months of 1996 compared to 1995. Excluding the favorable impact of changes in foreign exchange rates, including hedging contracts gains and losses, and operations sold in 1995, other operating expenses increased $10.8 million, or 5.4 percent, in 1996 versus 1995. This increase is attributable to the effect of acquisitions, which increased expenses approximately $9 million and additional costs associated with the Company's ongoing investment in information and technology.

     OTHER INCOME (EXPENSES)

     Investment Income

     Investment income earned on operating funds decreased for the first half of 1996 by $2.2 million, or 23.7 percent. The decrease is primarily attributable to lower interest rates and a reduction in the average investment balances.

     Interest Expense

     Interest expense decreased by $1.6 million, or 16.8 percent, in the first six months of 1996 versus 1995. The decrease is primarily due to the Company's redemption and subsequent funding of the 11% convertible subordinated debentures with borrowings at more favorable rates under the long term credit facility.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     ---------------------------------------------------

     Other

     Other non-operating income (expenses) consists of the following:

                                               Six Months Ended June 30,
                                               -------------------------
                                                    1996       1995
                                                    ----       ----
     Gains on sales of businesses                   $  -       $32.0
     Other                                           (0.5)       0.8
                                                    -----      -----
                                                    $(0.5)     $32.8

     Other non-operating income (expense) decreased $33.3 million for the first six months of 1996. The 1995 results include the pre-tax gain on the sale of Alexsis, Inc., the Company's U.S.-based third party claims administrator, totaling $30.3 million ($20.8 million after-tax or $0.47 per share). In addition, the 1995 results include gains resulting from the sale of two small operations and a U.K. merchant bank, totaling $1.4 million and $0.3 million, respectively.

     Income Taxes

     The Company's effective tax rate for the first half of the year was 39.8 percent in 1996 and 38.5 percent in 1995. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the nondeductibility of certain expenses, including entertainment and amortization of goodwill, in the various jurisdictions in which the Company does business. Partially offsetting these factors in the first half of both 1996 and 1995 was the favorable impact of foreign tax rates which were lower than the U.S. statutory rate. In the first half of 1995 the rate was also favorably affected by the amount of gain recognized for tax purposes on the sale of Alexsis.

     As discussed in Note 3 of Unaudited Notes to Financial Statements, the Company expects the Internal Revenue Service to withdraw a previously proposed adjustment to the Company's 1991 taxable income with respect to certain intercompany transactions involving the stock of a United Kingdom subsidiary.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     ---------------------------------------------------

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

     On July 1, 1994, the Company entered into a finite risk contract with a reinsurance company, providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million, $50 million of which was borrowed from the reinsurance company, and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At June 30, 1996, the recoveries were limited to $118.9 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     ---------------------------------------------------

     SEGMENT INFORMATION

     INSURANCE SERVICES

     Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                                Six Months Ended June 30,
                                                -------------------------
                                                     1996      1995
                                                     ----      ----
     Operating revenues:
       Risk management and insurance services
         broking                                    $380.3    $376.0
       Specialist insurance and reinsurance
         broking                                     135.9     139.5
       Fiduciary investment income                    30.4      32.4
                                                    ------    ------
           Total operating revenues                  546.6     547.9
     Operating expenses                              474.6     456.7
                                                    ------    ------
     Operating income                               $ 72.0    $ 91.2
                                                    ======    ======

     Risk Management and Insurance Services Broking Revenues

     Worldwide risk management and insurance services broking commissions and fees increased $4.3 million, or 1.1 percent, for the first half of 1996 compared to 1995. After adjusting for the unfavorable foreign exchange rate variance of $3.2 million and the impact of operations sold in 1995, commissions and fees increased $19 million, or 5.2 percent.

     This increase was due to an approximate increase of $26 million for acquisitions and revenue gains in the U.K. and Asia/Pacific operations. The U.K. increase was a result of higher overrider commissions and the Asia/Pacific increase was a result of strong new business. Offsetting these increases were lower revenues due to soft pricing, particularly in the North American operations.

     Specialist Insurance and Reinsurance Broking Revenues

     For the first six months of 1996 total broking commissions and fees for the specialist insurance and reinsurance broking operations decreased $3.6 million, or 2.6 percent, versus 1995 levels. Changes in foreign exchange rates decreased 1996 broking revenues by $1.6 million. After adjusting for the effect of foreign exchange rates, commissions and fees decreased $2 million, or 1.4 percent. Decreased revenues of $3.1 million in the Company's international operations were partially offset by a $1.1 million increase in the U.S. operations. The international operations decrease included a revenue shortfall of $2.8 primarily due to unfavorable market conditions resulting in premium rate reductions on most classes of business.

     The Company enters into foreign exchange forward contracts and foreign exchange option agreements primarily to provide risk management against future exposures that arise at its London-based specialist insurance and reinsurance broking operations. The exposures arise because a significant portion of the revenues of these operations are denominated in U.S. dollars, while their expenses are primarily denominated in U.K. pounds sterling. For additional information relating to the Company's foreign exchange financial instruments, see Note 10 of the Unaudited Notes to Financial Statements.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1996 VS. 1995 (CONTINUED)
     ---------------------------------------------------

     Fiduciary Investment Income

     For the first six months of 1996 investment income earned on fiduciary funds, held by the Company in connection with its broking services for the risk management and insurance services broking and the specialist and reinsurance broking operations was $30.4 million versus $32.4 million for the comparable period in 1995, a decrease of $2 million, or 6.2 percent. The decrease was primarily due to lower average investment levels and lower worldwide interest rates, particularly in the U.S., U.K. and Canada.

     Operating Expenses

     Worldwide risk management and insurance services operating expenses for the first half of 1996 increased $18.9 million, or 5.5 percent, versus the same period in 1995. After adjusting for foreign exchange rate changes, including hedging contracts gains and losses, and the 1995 dispositions, total operating expenses increased $29.1 million, or 8.7 percent, primarily due to acquisitions which increased expenses approximately $26 million. Additionally, increases were reported in the Latin American and Asia/Pacific operations, $1.7 million and $9.9 million, respectively. The increase in Latin America was primarily due to increased staff costs in Mexico and Brazil. The Asia/Pacific variance included the impact of inflation and higher costs related to the expansion of operations.

     For the first six months of 1996 operating expenses for the specialist and reinsurance broking operations decreased $1 million, or 0.9 percent, versus 1995. Foreign exchange rate variances, including hedging gains and losses, negatively impacted expenses by $3.4 million in 1996. After adjusting for foreign exchange rate variances, total operating expenses increased $2.4 million, or 2.1 percent. Contributing to the 1996 increase were the international operations primarily due to increased staff costs. Partially offsetting the increase was a decrease in the U.K. operations primarily due to a reduction in incentives.

     HUMAN RESOURCE MANAGEMENT CONSULTING

     Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                        1996            1995
                                                       ------          ------
     Operating revenues:
       Commissions and fees                            $  102.8        $  104.2
       Fiduciary investment income                          0.1             0.2
                                                       --------        --------
         Total operating revenues                         102.9           104.4
     Operating expenses                                    96.3           100.3
                                                       --------        --------
     Operating income                                  $    6.6        $    4.1
                                                       ========        ========

     Human resource management consulting commissions and fees decreased by $1.4 million, or 1.3 percent, in the first half of 1996 compared to 1995. Excluding the impact of changes in foreign exchange rates and the impact of the transfer of a business unit to the U.S. risk management and insurance services operations, commissions and fees increased $2.9 million, or 2.9 percent. The increased revenues were spread throughout geographic regions with $1.1 million, $1 million and $0.5 million in the U.K., U.S. and other international operations, respectively.

     Operating expenses decreased by $4 million, or 4 percent, for the first six months of 1996 compared to 1995. After adjusting for the effect of changes in foreign exchange rates and the transfer of a business unit, operating expenses increased $0.6 million or 0.6 percent. This increase was primarily attributable to the 1996 acquisitions of two small operations in Australia and Sweden.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At June 30, 1996, the Company's operating cash and cash equivalents totaled $232.2 million, a $9 million decrease compared to the 1995 year-end balance. In addition, the Company had $41 million of operating funds invested in short-term and long-term investments at June 30, 1996, a $1.2 million decrease compared to December 31, 1995.

     Operating Activities

     The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, and gains on sales of business. The net cash flows relating to discontinued operations and changes in working capital balances are also included. In the first six months of 1996, the Company's operating activities provided $7.8 million of operating funds.

     The Company paid approximately $71 million for the 1995 performance year and $47 million for the 1994 performance year of incentives in the first six months of 1996 and 1995, respectively.

     Investing Activities

     The Company's net capital expenditures for property and equipment were $10.3 million and $7.5 million during the six months ended June 30, 1996 and 1995, respectively. These expenditures increased primarily as a result of the Company's worldwide investment in technology, particularly in the U.S. and Asia/Pacific region, coupled with leasehold improvements in the U.S. due to the consolidation of real estate space.

     In the first six months of 1996, the Company acquired or invested in several brokerage and consulting operations, primarily in the Asia/Pacific region, with a total of $20.4 million paid at closing.

     Financing Activities

     On June 11, 1996 in accordance with the terms of the 1995 Jardine purchase agreement, the Company reduced the remaining $8.1 million note payable due in October 1996 to $6 million.

     In May 1996, the Company issued a $2.7 million, 9 percent two year note, relating to an acquisition in the Asia/Pacific region. (See Note 2 of the Unaudited Notes to Financial Statements).

     In April 1996, the Company announced a stock repurchase program which allows for the repurchase of up to two million shares of the Company's common stock that will be used to fund the Company's equity based compensation and employee benefit plans. No shares have been repurchased under this program.

     During the first quarter of 1996, the Company borrowed $30 million under its long-term revolving credit agreement.

     Other

     The Company's accumulated translation adjustment balance for its Mexican operations reflected an unrealized loss of $8.1 million at June 30, 1996. The Company expects to maintain its strategic investment in Mexico for the long term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not consider its investment in Mexico to be impaired.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
     -------------------------------------------

     During the first six months of 1996, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, positively impacted total Stockholders' Equity by $3.2 million. The increase reflects the strengthening of the U.K. pound against the U.S. dollar.

     At June 30, 1996, the Company had an accumulated deficit of $208.3 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. At June 30, 1996, the current maximum amount of unrestricted funds the Company has available to pay Common Stock dividends under Maryland law equaled approximately $322.6 million. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 9 of Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividend declarations. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend-paying shares associated with the Class A and Class C Common Stock.

     The Company believes that cash flow from operations, along with current cash balances, will be sufficient to fund working capital as well as all other obligations on a timely basis. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity, to meet such requirements.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
     -------------------------------------------------

     The Company has made and may from time to time make forward-looking statements concerning future financial results or events or conditions that may affect its future financial results. Forward-looking statements are made based upon management's expectations, assumptions, judgments and beliefs concerning future developments and global economic, industry and financial market conditions, and their potential effect upon the Company. There can be no assurance that these future conditions and developments will be in accordance with management's expectations or that the effect of future conditions and developments on the Company will be those anticipated by management.

     The Company cautions that the assumptions that form the basis for forward-looking statements concerning future financial results, or events or conditions that may affect such results, are based on many factors that are beyond the Company's ability to control or estimate precisely, including future market conditions and the behavior of competitors and other market participants. Among the factors, in addition to other possible factors not listed, that could affect actual results and cause such results to differ materially from those anticipated in such forward-looking statements are the following:

     ECONOMIC CONDITIONS

     The insurance brokerage industry is affected by changes in national, international and local economic conditions as well as in client preferences and spending patterns. Factors such as inflation and changes in worldwide interest rates and monetary fluctuations may affect the Company's clients and the markets in which the Company operates and its ability to finance needed capital expenditures.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS (CONTINUED)
     -------------------------------------------------------------

     GOVERNMENT REGULATION AND LICENSING

     The global insurance brokerage industry is affected by the adoption of new, and by changes in, trade, monetary, accounting and fiscal policies, laws and regulations such as trade restrictions and prohibitions, as well as other activities of federal and local governments, agencies and similar organizations. The Company's ability to conduct business may be precluded, temporarily suspended or otherwise adversely affected as a result of any such changes or activities.

     In addition, the activities of the Company related to insurance broking and human resource management consulting services are subject to licensing requirements and extensive regulation under the laws of the United States and its states, territories and possessions, as well as the laws of other countries in which the Company's subsidiaries conduct business. These laws and regulations vary from jurisdiction to jurisdiction. The appropriate regulatory authorities generally have wide discretionary authority in adopting, amending and implementing such regulations. In addition, certain of the Company's activities are governed by the rules of the Lloyd's of London insurance market and other similar organizations. Compliance with such licensing and regulatory requirements and the restructuring and reorganization of Lloyd's of London may increase the Company's cost of doing business or change the manner in which the Company is permitted to operate.

     COMPETITION

     The insurance brokerage industry is intensely competitive with respect to broking commissions, fee growth, personnel and the quality of service provided. There is keen competition within the industry on a local, national and international level, not only to gain new clients but also to retain existing clients. In addition, the Company is subject to loss of business due to the growing alternative markets and to loss of personnel to its competitors.

     MARKET CONDITIONS

     The insurance brokerage industry is affected by periods of soft pricing and excess market capacity which, in recent years, has resulted in a downward pressure on premium rates and intense competition among insurance carriers and brokers for market share. The occurrence of catastrophic events can change loss ratios and, subsequently, pricing, thereby affecting a broker's contingent commissions and overriders. The Company's revenues, expenses and associated hedging programs are also affected by the general level of interest rates and the income earned on fiduciary funds as well as changes in foreign currency exchange rates. The timing of renewal cycles in different parts of the world and lines of business produces seasonality in its results.

     CONTINGENCIES

     The Company's financial results are affected by the costs and other effects of claims and lawsuits from both private and governmental parties, which may include claims and lawsuits in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the placement of insurance and in rendering consulting services, as well as claims relating to the Company's discontinued operations and tax matters, which may affect its operations and administrative expenses. The Company is also subject to the risk of losses from the potential uncollectibility of insurance and reinsurance claims and advances on behalf of clients and indemnifications connected with the sales of certain businesses.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations (continued)
      ------------------------------------------------------------------

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS (CONTINUED)
     -------------------------------------------------------------

     GROWTH PLANS

     The Company plans to explore geographical market expansion as well as strategic and niche acquisitions relating to its core business. There can be no assurance that the Company will be able to achieve its growth objectives or consummate any acquisition or joint venture opportunities it may pursue or if a transaction is consummated, what the financial benefit, if any, will be to the Company. Growth in certain markets or products can impact the historical quarterly comparisons of earnings based on insurance renewal cycles.

     RESTRUCTURING/COST SAVING EFFORTS

     The Company's future earnings will be affected by its ability to effectuate additional internal consolidation and other cost savings initiatives and its investment in new technology, products and personnel.

     While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company undertakes no obligation to publicly update or revise any particular forward-looking statement in light of future events.

               Alexander & Alexander Services Inc. & Subsidiaries
                           PART II. OTHER INFORMATION
                           --------------------------

 ITEM 1. LEGAL PROCEEDINGS

   Reference is made to Part I, Note 11 of the Unaudited Notes to Financial Statements and to MD&A hereof as to the Company's discussion of the Glickman litigation and related contingencies which is incorporated herein by reference in its entirety.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders was held on May 18, 1996. At the meeting, the Company's stockholders acted upon the following matters:

   All fourteen nominees for director named in the Company's Proxy Statement, dated April 11, 1996, were elected to the Board of Directors to hold office until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. The vote for election of directors was as follows:

                                              FOR                   WITHHELD
                                              ---                   --------

   H. Furlong Baldwin                      39,670,956                567,088
   Robert E. Boni                          39,666,147                571,897
   W. Peter Cooke                          39,645,000                593,044
   E. Gerald Corrigan                      39,639,417                598,627
   Joseph L. Dionne                        39,683,815                554,229
   Gerald R. Ford                          39,620,633                617,411
   Peter C. Godsoe                         39,638,271                599,773
   Angus M.M. Grossart                     39,645,721                592,323
   Maurice H. Hartigan II                  39,671,974                566,070
   James B. Hurlock                        39,668,462                569,582
   Ronald A. Iles                          39,660,805                577,239
   Edward F. Kosnik                        39,679,249                558,795
   Vincent R. McLean                       39,637,754                600,290
   James D. Robinson III                   37,575,881              2,662,163
   Frank G. Zarb                           39,663,723                574,321

   There were no abstentions or broker non-votes with respect to the election of directors.

   The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for 1996 was duly adopted. The vote was as follows: 39,891,983 votes were cast for adoption of the proposal; 277,405 votes were cast against the adoption of the proposal; and there were 68,656 abstentions and broker non-votes with respect to the proposal.

   The proposal to approve and adopt the First Amendment to the Company's 1995 Long-Term Incentive Plan was duly adopted. The vote was as follows:
   33,465,964 votes were cast for adoption of the proposal; 6,530,609 votes were cast against the adoption of the proposal; and there were 241,471 abstentions and broker non-votes with respect to the proposal.

               Alexander & Alexander Services Inc. & Subsidiaries
                     PART II. OTHER INFORMATION (continued)
                     --------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

        Exhibit No.        Item
        -----------        ----

           11.0         Statement Re: Computation of per Common Share
                          Earnings

           27.0         Financial Data Schedule

  (b)  Current Reports on Form 8-K

       Current Report on Form 8-K was filed on July 16, 1996 containing the Company's information concerning its forward looking statements.

                                    SIGNATURE
                                    ---------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 1996.







                           ALEXANDER & ALEXANDER SERVICES INC.
                           -----------------------------------
                                      (Registrant)



                           BY: /s/ Richard P. Sneeder, Jr. August 14, 1996
                               -----------------------------------------------
                                   Richard P. Sneeder, Jr. Date
                                   Vice President & Controller

                       ALEXANDER & ALEXANDER SERVICES INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1996

                                INDEX TO EXHIBITS

Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:


Exhibit                                                              Page No.
- -------                                                              --------

11.0           Statement Re:  Computation of per Common Share
               Earnings                                                 40

27.0           Financial Data Schedule                                  41