Form 10-Q
period 1996-09-30
ALEXANDER & ALEXANDER SERVICES INC
filed 1996-11-12
CIK 3449

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996
                                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                          Commission File Number 1-8282
                                                 ------

                       Alexander & Alexander Services Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                   52-0969822
   -------------------------------              -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)               No.)

       1185 Avenue of the Americas
            New York, New York                               10036
----------------------------------------        -------------------------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (212) 444-4500
                                                           --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

The number of shares of Common Stock, $1 par value, outstanding as of November 1, 1996 was 42,992,256.

The number of shares of Class A Common Stock, $.00001 par value, outstanding as of November 1, 1996 was 1,805,616.

The number of shares of Class C Common Stock, $1 par value, outstanding as of November 1, 1996 was 349,687.

No shares of Class D Common Stock, $1 par value, were outstanding as of November 1, 1996.

              ALEXANDER & ALEXANDER SERVICES INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

Part I.  Financial Information:

    Item 1.  Financial Statements:

        Unaudited Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1996 and 1995............2

        Condensed Consolidated Balance Sheets, as of
          September 30, 1996(Unaudited) and December 31, 1995................3

        Unaudited Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1995......................5

        Unaudited Notes to Financial Statements..............................7

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............21

Part II.  Other Information:

    Item 1.  Legal Proceedings..............................................37

    Item 6.  Exhibits.......................................................38

              Alexander & Alexander Services Inc. and Subsidiaries

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements
                 Unaudited Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1996 and 1995
         ---------------------------------------------------------------
                     (in millions, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
Operating revenues:
  Commissions and fees                $  301.6   $  283.7   $  920.6   $  903.4
  Fiduciary investment income             16.3       16.0       46.8       48.6
                                      --------   --------   --------   --------
     Total                               317.9      299.7      967.4      952.0
                                      --------   --------   --------   --------

Operating expenses:
  Salaries and benefits                  191.6      175.4      566.6      543.9
  Other                                  104.6       96.7      312.5      299.6
                                      --------   --------   --------   --------
     Total                               296.2      272.1      879.1      843.5
                                      --------   --------   --------   --------

Operating income                          21.7       27.6       88.3      108.5
                                      --------   --------   --------   --------

Other income (expenses):
  Investment income                        3.5        4.6       10.6       13.9
  Interest expense                        (3.9)      (4.6)     (11.8)     (14.1)
  Other                                    1.1        1.2        0.6       34.0
                                      --------   --------   --------   --------
     Total                                 0.7        1.2       (0.6)      33.8
                                      --------   --------   --------   --------
Income before income taxes and
  minority interest                       22.4       28.8       87.7      142.3
Income taxes                              (9.0)     (11.0)     (35.0)     (54.7)
                                      --------   --------   --------   --------

Income before minority interest           13.4       17.8       52.7       87.6
Minority interest                         (0.3)      (0.3)      (5.0)      (5.7)
                                      --------   --------   --------   --------

Net income                                13.1       17.5       47.7       81.9
Preferred stock dividends                 (6.7)      (6.4)     (19.9)     (18.9)
                                      --------   --------   --------   --------

Earnings attributable to common
  shareholders                        $    6.4   $   11.1   $   27.8   $   63.0
                                      ========   ========   ========   ========

PER SHARE INFORMATION:
----------------------
Primary earnings per share            $   0.14   $   0.25   $   0.62   $   1.42
                                      ========   ========   ========   ========
Average common and common
  equivalent shares outstanding           45.3       44.6       45.1       44.5
                                      ========   ========   ========   ========

Fully diluted earnings per share      $   0.14   $   0.25   $   0.62   $   1.33
                                      ========   ========   ========   ========
Average common shares outstanding,
  assuming full dilution                  45.3       44.6       45.1       57.1
                                      ========   ========   ========   ========

Cash dividends per common share       $  0.025   $  0.025   $  0.075   $  0.075
                                      ========   ========   ========   ========

                 See accompanying notes to financial statements.

              Alexander & Alexander Services Inc. and Subsidiaries

                    -----------------------------------------

                    Item 1. Financial Statements (continued)
                      Condensed Consolidated Balance Sheets
              September 30, 1996 (Unaudited) and December 31, 1995
              ----------------------------------------------------
                                  (in millions)

                                                  September 30,    December 31,
                                                       1996            1995
                                                  -------------    ------------
ASSETS
------
Current assets:
  Cash and cash equivalents:
     Operating                                       $  232.0        $  241.2
     Fiduciary                                          526.2           496.4
  Short-term investments:
     Operating                                           21.1            11.3
     Fiduciary                                          265.0           224.9
  Premiums and fees receivable (less
   allowance for doubtful accounts
   of $20.6 in 1996 and $20.5 in 1995)                1,200.7         1,292.8
  Deferred income taxes                                  16.8            20.0
  Other current assets                                   74.1            85.4
                                                     --------        --------
        Total current assets                          2,335.9         2,372.0

Property and equipment - net                            120.4           126.4
Intangible assets - net                                 221.2           210.7
Deferred income taxes                                   103.6           102.1
Long-term operating investments                          21.4            30.9
Other                                                   119.5           100.3
                                                     --------        --------
                                                     $2,922.0        $2,942.4
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Premiums payable to insurance companies            $1,775.9        $1,810.4
  Short-term debt                                        13.8            19.1
  Current portion of long-term debt                       7.7             9.3
  Deferred income taxes                                   8.8             9.4
  Accrued compensation and related benefits              56.1            81.8
  Income taxes payable                                   34.6            24.7
  Other accrued expenses                                130.6           165.8
                                                     --------        --------
       Total current liabilities                      2,027.5         2,120.5
                                                     --------        --------

Long-term liabilities:
  Long-term debt                                        142.4           126.2
  Deferred income taxes                                  18.9            15.6
  Net liabilities of discontinued operations             27.0            33.4
  Other                                                 243.7           234.1
                                                     --------        --------
       Total long-term liabilities                      432.0           409.3
                                                     --------        --------

Commitments and contingent liabilities
  (Notes 3, 6 and 9)

8% Series B cumulative convertible preferred
  stock contingency (Note 9)                              0.0            10.0
                                                     --------        --------

                 See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries

                    -----------------------------------------

                    Item 1. Financial Statements (continued)
                Condensed Consolidated Balance Sheets (continued)
              September 30, 1996 (Unaudited) and December 31, 1995
              ----------------------------------------------------
                                  (in millions)

                                                            September 30,  December 31,
                                                                 1996          1995
                                                            -------------  ------------
Stockholders' equity:
 Preferred stock, authorized 15,000,000 shares, $1 par value:
   Series A junior participating preferred
     stock, issued and outstanding, none                       $   --        $   --
   $3.625 Series A convertible preferred stock,
     issued and outstanding, 2,300,000 shares,
     liquidation preference of $115 million                         2.3           2.3
   8% Series B cumulative convertible preferred
     stock, issued and outstanding, 4,751,208 and
     4,477,170 shares, respectively, liquidation
     preference of $238 million and $224 million,
     respectively                                                   4.8           4.5
 Common stock, authorized 200,000,000 shares, $1 par
   value; issued and outstanding 43,005,799
   and 42,259,282 shares, respectively                             43.0          42.3
 Class A common stock, authorized 26,000,000 shares,
   $.00001 par value; issued and outstanding
   1,811,121 and 1,920,821 shares, respectively                    --            --
 Class C common stock, authorized 11,000,000 shares,
   $1 par value; issued and outstanding
   350,003 and 361,092 shares, respectively                         0.4           0.4
 Class D common stock, authorized 40,000,000 shares,
   $1 par value; issued and outstanding, none                      --            --
 Paid-in capital                                                  666.7         638.1
 Accumulated deficit                                             (203.1)       (227.5)
 Net unrealized investment gains - net of income taxes              6.7           5.6
 Accumulated translation adjustments                              (58.3)        (63.1)
                                                               --------      --------
     Total stockholders' equity                                   462.5         402.6
                                                               --------      --------
                                                               $2,922.0      $2,942.4
                                                               ========      ========

              Alexander & Alexander Services Inc. and Subsidiaries

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
                 Unaudited Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
              -----------------------------------------------------
                                  (in millions)

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                           1996       1995
                                                          ------     ------
Cash provided (used) by:

Operating activities:
  Income from continuing operations                       $ 47.7     $ 81.9
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                         36.9       33.3
      Deferred income taxes                                  5.7       28.9
      Gains on dispositions of subsidiaries
         and other assets                                   --        (30.4)
      Other                                                 10.3        7.8

  Changes in assets and liabilities (net of
    effects from acquisitions and dispositions):
      Net fiduciary cash and cash equivalents
         and short-term investments                        (65.4)     (44.7)
      Premiums and fees receivable                         106.5       38.2
      Prepaid expenses and other current assets             17.3       (8.4)
      Other non-current assets                             (15.2)     (13.2)
      Premiums payable to insurance companies              (53.1)     (10.1)
      Other accrued expenses                               (67.5)    (104.2)
      Other long-term liabilities                           15.7       (8.5)
   Discontinued operations (net)                           (10.4)     (12.8)
                                                          ------     ------

  Net cash provided (used) by operating
    activities                                              28.5      (42.2)
                                                          ------     ------

Investing activities:
  Net purchases of property and equipment                  (18.6)     (15.1)
  Purchases of businesses                                  (22.8)      (2.8)
  Proceeds from sales of subsidiaries and
    other assets                                             0.7       88.1
  Purchases of operating investments                       (26.0)    (180.2)
  Sales and maturities of operating investments             27.8      196.1
                                                          ------     ------

      Net cash provided (used) by investing
         activities                                        (38.9)      86.1
                                                          ------     ------

                 See accompanying notes to financial statements.

                                   -Continued-

              Alexander & Alexander Services Inc. and Subsidiaries

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
           Unaudited Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 1996 and 1995
           -----------------------------------------------------------
                                  (in millions)

                                                       Nine Months Ended
                                                         September 30,
                                                       ------------------
                                                        1996        1995
                                                       ------      ------

Financing activities:
  Cash dividends                                       $ (9.6)     $ (9.6)
  Proceeds from issuance of short-term debt              12.0         0.2
  Repayments of short-term debt                         (15.2)       (0.4)
  Proceeds from issuance of long-term debt               30.1         4.6
  Repayments of long-term debt                          (18.9)      (35.1)
  Issuance of common stock                                1.2         0.1
                                                       ------      ------

      Net cash used by financing activities              (0.4)      (40.2)
                                                       ------      ------

Effect of exchange rate changes on operating
  cash and cash equivalents                               1.6         2.4
Operating cash and cash equivalents at
  beginning of year                                     241.2       248.7
                                                       ------      ------
Operating cash and cash equivalents at end
  of period                                            $232.0      $254.8
                                                       ======      ======

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                          $ 14.7      $ 13.9
     Income taxes                                        14.0        67.5

Non-cash investing and financing activities:
  Notes payable issued for contingency
    settlements                                        $ --        $ 45.7
  Series B cumulative convertible preferred
    stock dividends-in-kind                              13.7        12.6
  Common stock issued for employee benefit and
    stock plans                                           4.5         3.6
  Common stock issued for non-employee stock
    plans                                                 0.2         0.4

                 See accompanying notes to financial statements.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

                    Item 1. Financial Statements (continued)
                     Unaudited Notes to Financial Statements
                     ---------------------------------------
                   (in millions, except per share information)

1.   Interim Financial Presentation

     Unless otherwise indicated, all amounts are stated in millions of U.S. dollars. In the opinion of the management of the Company, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included in the consolidated financial statements. The results of operations for the first nine months of the year are not necessarily indicative of results for the year.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

2.   Acquisitions and Dispositions

     Acquisitions

     In the first nine months of 1996, the Company acquired in transactions accounted for as purchases, or invested in ten brokerage and consulting operations, primarily in the Asia/Pacific region, for combined purchase prices approximating $27.5 million. The Company paid a total of $21.9 million at closing for these acquisitions. These acquisitions produced approximately $30 million in annualized revenues.

     In October 1996, the Company acquired a European retail broking operation for a purchase price not to exceed $5.3 million of which $3.3 million was paid at closing.

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

3.   Income Taxes

     On August 6, 1996, the Company received a technical advice memorandum ("TAM"), issued by the IRS National Office, favorable to the Company with respect to the federal income tax consequences of certain 1991 intercompany transactions involving the stock of a U.K. subsidiary. The IRS District Director's Office subsequently adopted the TAM and withdrew its proposal to increase taxable income for the year 1991 with respect to this issue. The examination of the 1990 and 1991 federal income tax returns will come to a conclusion with the disposition of this issue.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

3.   Income Taxes (continued)

     Based upon the favorable TAM relating to the 1991 transactions, the Company does not expect IRS examiners to take issue with the Company's reporting of a similar series of transactions that occurred in 1993. The IRS commenced its examination of the tax years 1992 through 1994 in July 1996. The potential tax liability, excluding interest and penalties, associated with the 1993 transactions had been estimated by the Company at $25 million.

     No provision for any potential liability with respect to the 1991 and 1993 transactions had been made in the consolidated financial statements.

     The Company believes that its current tax reserves are adequate to cover its tax liabilities.

4.   Employees' Retirement Plans and Benefits

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". The Company has elected to continue to measure compensation costs using APB Opinion No. 25 and accordingly will provide the pro-forma disclosures required by SFAS No. 123 in its Annual Report on Form 10-K for the year ended December 31, 1996.

5.   Stock Option and Incentive Plans

     Worldwide Employee Savings-Related Stock Purchase Plan

     The Company's Worldwide Employee Savings-Related Stock Purchase Plan (Worldwide Employee Purchase Plan) was approved by the Board of Directors and became effective as of May 16,1996. Under the Worldwide Employee Purchase Plan eligible employees outside the U.S. may purchase up to an aggregate 750,000 shares of the Company's Common Stock. At the end of the 5-year offering period, participants can elect to purchase from the contributions saved, shares of the Company's Common Stock at a 15 percent discount of the closing price of the Common Stock reported on the New York Stock Exchange on the first date of the 5-year offering period. 471,000 s hares have been subscribed to as of September 30, 1996. Non-U.S. employees who are "executive officers" of the Company, as that term is defined pursuant to Section 16 of the Securities Exchange Act of 1934, participate in a subplan of the Employee Discount Stock Purchase Plan with similar terms.

     1995 Long-Term Incentive Plan Amendment

     On May 16, 1996 an amendment to the 1995 Long-Term Incentive Plan (1995
     LTIP) was approved by stockholders. The 1995 LTIP provided that no more than 940,000 restricted shares may be used for Restricted Stock Awards and Bonus Equity Plan Awards (BEP). The amendment excludesd BEP Awards from the 940,000 restricted share limitation, but does not increase the number of shares authorized under the 1995 LTIP.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

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

     A summary of the net liabilities of discontinued operations is as follows:

                                              As of                As of
                                       September 30, 1996    December 31, 1995
                                       ------------------    -----------------

   Liabilities:
     Insurance liabilities                   $252.4               $257.1
     Other                                     15.1                 14.9
                                             ------               ------
      Total liabilities                       267.5                272.0
                                             ------               ------

   Assets:
     Recoverable under finite risk contracts:
        Insurance liabilities                 129.4                126.4
        Premium adjustment                      9.7                  9.8
     Reinsurance recoverables                  52.6                 51.6
     Cash and investments                      29.7                 27.2
     Other                                      8.8                  9.3
                                             ------               ------
      Total assets                            230.2                224.3
                                             ------               ------

   Total net liabilities of discontinued
     operations                                37.3                 47.7
     Less current portion classified as
       other accrued expenses                  10.3                 14.3
                                             ------               ------

   Remainder classified as net liabilities
     of discontinued operations              $ 27.0               $ 33.4
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

                    -----------------------------------------

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

     The Company has certain protection against adverse developments of the insurance liabilities through two finite risk contracts issued by Centre Reinsurance (Bermuda) Limited (reinsurance company). A contract entered into in 1989 provides the insurance underwriting subsidiaries currently in run-off with recoveries of recorded liabilities of $76 million, and for up to $50 million of additional recoveries in excess of those liabilities subject to a deductible for one of the run-off companies of $15 million. At September 30, 1996, based on an estimate by an independent actuarial firm, the Company had accrued $12.9 million of the deductible.

     On July 1, 1994, the Company entered into an insurance-based financing contract (finite risk contract) with the reinsurance company providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for the payment by the Company of $80 million, $50 million of which was borrowed from the reinsurance company, and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At September 30, 1996, recoveries were limited to $120.8 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

6.   Discontinued Operations (continued)

     Changes in the total net liabilities of discontinued operations for the nine months ended September 30, 1996 are as follows:

     Beginning balance                               $  47.7
       Claims and expense payments                     (10.4)
                                                     -------
     Ending Balance                                  $  37.3
                                                     =======

     While the insurance liabilities set forth above represent the Company's best estimate of the probable liabilities within a range of independent actuarial estimates of reasonably probable loss amounts, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation processes and other matters described above. Based on independent actuarial estimates of a range of reasonably possible loss amounts, liabilities could exceed recorded amounts by approximately $165 million. However, in the event of such adverse developments, based on independent actuarial estimates of pay-out patterns, up to approximately $125 million of this excess would be recoverable under the finite risk contracts.

     The Company believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover its exposures.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

7.   Investments

     At September 30, 1996, net unrealized holding gains totaled $6.7 million, net of deferred income taxes of $2.4 million, and are reported as a separate component of Stockholders' Equity.

     At September 30, 1996 and December 31, 1995, the amortized cost and estimated fair value of the Company's debt and equity securities and related financial instruments used to hedge such investments are summarized below:

                                               September 30, 1996
                                  --------------------------------------------
                                                Gross       Gross    Estimated
                                  Amortized   Unrealized  Unrealized   Fair
                                    Cost        Gains       Losses     Value
                                  ---------   --------    ---------   --------
   U.S. Government agencies/
      state issuances             $     -     $    -      $      -    $    -
   Other interest-bearing
      securities                      138.1        -             -       138.1
   Mortgage-backed securities           5.7        -             -         5.7
   Equity securities                    4.7        8.7           -        13.4
   Financial instruments - used
      as hedges                         -          0.9         (0.5)       0.4
                                  ---------   --------    ---------   --------
        Total                     $   148.5   $    9.6    $    (0.5)  $  157.6
                                  =========   ========    =========   ========


                                                December 31, 1995
                                  --------------------------------------------
                                                Gross       Gross    Estimated
                                  Amortized   Unrealized  Unrealized   Fair
                                    Cost        Gains       Losses     Value
   U.S. Government agencies/
      state issuances             $     2.7   $     -     $      -    $   2.7
   Other interest-bearing
      securities                      138.1         -            -      138.1
   Equity securities                    3.1        6.5           -        9.6
   Financial instruments - used
      as hedges                          -         1.3         (0.2)      1.1
                                  ---------   --------    ---------   -------
        Total                     $   143.9   $    7.8    $    (0.2)  $ 151.5
                                  =========   ========    =========   =======

     The above debt and equity securities and financial instruments used as hedges are classified in the Consolidated Balance Sheets as follows:

                                      September 30, 1996  December 31, 1995
                                      ------------------  -----------------
     Cash and cash equivalents:
       Operating                            $ 41.7              $ 34.1
       Fiduciary                              93.2                73.1
     Short-term investments:
       Operating                               0.7                 0.3
       Fiduciary                               2.3                18.8
     Long-term operating investments          19.7                25.2
                                            ------              ------
           Total                            $157.6              $151.5
                                            ======              ======

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

7.   Investments (continued)

     At September 30, 1996 and December 31, 1995, the amortized cost and estimated fair value of debt securities by contractual maturity are summarized below:

                                                   September 30, 1996
                                                --------------------------
                                                                 Estimated
                                                Amortized           Fair
                                                   Cost            Value
                                                ---------        ---------
     Due in one year or less                    $   137.8        $  137.8
     Due after one year through five years            0.2             0.2
     Due after five years through ten years           0.1             0.1
     Due after ten years                               -               -
                                                ---------        --------
                                                    138.1           138.1
     Mortgage-backed securities                       5.7             5.7
                                                ---------        --------
       Total debt securities                    $   143.8        $  143.8
                                                =========        ========


                                                   December 31, 1995
                                                --------------------------
                                                                 Estimated
                                                Amortized           Fair
                                                   Cost            Value
                                                ---------        --------
     Due in one year or less                    $   120.8        $  120.8
     Due after one year through five years            4.8             4.8
     Due after five years through ten years          10.2            10.2
     Due after ten years                              5.0             5.0
                                                ---------        --------
                                                    140.8           140.8
     Mortgage-backed securities                        -               -
                                                ---------        --------
       Total debt securities                    $   140.8        $  140.8
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

     In August 1996, the Company obtained two short-term bank loans totaling $7 million. The proceeds from these loans were used to reduce the amount outstanding under the agreement. As of September 30, 1996, $50 million of unsecured borrowings were outstanding. During the first quarter of 1996, a $10 million letter of credit was issued, and, in July 1996, the $10 million letter of credit was cancelled.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

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

     Although the Company's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, the Company has instituted a declaratory judgment action attempting to validate coverage (Alexander & Alexander Services Inc. and Alexander & Alexander Inc. v. Those Certain Underwriters at Lloyd's of London, subscribing to insurance evidence by policy numbers 879/P. 31356 and 879/P. 35349 and Assicurazioni Generali, S.P.A., No. 92 Civ. 6319 (F.D.N.Y.)). On October 16, 1996, the Court issued a decision holding that the Company is not entitled to coverage for the rehabilitator's claims. The Company plans to appeal the ruling.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

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

     In November 1993, a class action suit was filed against the Company and two of its then directors and officers, Tinsley H. Irvin and Michael K. White, in the United States District Court for the Southern District of New York under the caption Harry Glickman v. Alexander & Alexander Services Inc., et al. (Civil Action No. 93 Civ. 7594). On January 6, 1995, the plaintiff filed a second amended complaint which, among other things, dropped Mr. White as a defendant. The second amended complaint purported to assert claims on behalf of a class of persons who purchased the Company's Common Stock during the period May 1, 1991 to November 4, 1993, alleging that during this period the Company's financial statements contained material misrepresentations as a result of inadequate reserves established by the Company's subsidiary, Alexander Consulting Group Inc., for unbillable work-in-progress. The second amended complaint sought damages in an unspecified amount, as well as attorneys' fees and other costs, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

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

     Under the Series B Convertible Preferred Stock Purchase Agreement, as amended, the Company had agreed to make certain payments to the purchaser pursuant to indemnifications given with respect to tax payments and reserves in excess of recorded tax reserves as of March 31, 1994. The Company's potential exposures under the indemnification, individually or in the aggregate, were limited to $10 million. As a result of the IRS decision discussed in Note 3, the Company's Series B Convertible Preferred Stock purchase agreement has been amended to terminate contingent payment obligations for all remaining indemnifications given by the Company with respect to tax payments and reserves for contingent liabilities. Accordingly, the Company increased shareholder equity by $10 million by reclassifying proceeds from the issuance of the Series B stock.

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

     Gains and losses on foreign exchange forward contracts are marked to market at each balance sheet date and are included in other current assets or liabilities, with the resulting gain or loss recorded as a component of other operating expenses. The fair market value of all foreign exchange forward contracts at September 30, 1996 was an asset of $1.4 million and a liability of 0.1 million as of December 31, 1995.

     At September 30, 1996 and December 31, 1995, the Company had $87.1 million and $69.9 million, respectively, notional principal of forward exchange contracts outstanding, primarily to exchange U.S. dollars into U.K. pounds sterling, and $34.5 million and $16.3 million, respectively, notional principal outstanding, primarily to exchange U.K. pounds sterling into U.S. dollars.

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
               ---------------------------------------------------
                   (in millions, except per share information)

10.  Financial Instruments (continued)

     Foreign exchange options written by the Company are marked to market at each balance sheet date and the resulting gain or loss is recorded as a component of other operating expenses. Future cash requirements may exist if the option is exercised by the holder. At September 30, 1996, the Company had $20 million notional principal of written foreign exchange options outstanding. Based on foreign exchange rates at September 30, 1996 and December 31, 1995, the Company recognized a current liability of $0.5 million and $0.6 million, respectively, consisting of unamortized premiums and the estimated cost to settle these options on those dates.

     The Company has entered into interest rate swaps and forward rate agreements, which are accounted for as hedges, as a means to limit the earnings volatility associated with changes in short-term interest rates on its existing and anticipated fiduciary investments. These instruments are contractual agreements between the Company and financial institutions which exchange fixed and floating interest rate payments periodically over the life of the agreements without exchanges of the underlying principal amounts. The notional principal amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The Company records the difference between the fixed and floating rates of such agreements as a component of its fiduciary investment income. Interest rate swaps and forward rate agreements which relate to debt securities held as investments by the Company are marked to market in accordance with SFAS No. 115 and are recorded as a separate component of stockholders' equity, net of taxes. At September 30, 1996, an unrealized gain of $0.3 million on interest rate swaps and forward rate agreements which hedge existing fiduciary investments was reflected in fiduciary cash and equivalents in the Consolidated Balance Sheet.

     At September 30, 1996 and December 31, 1995 the Company had the following interest rate swaps and forward rate agreements in effect, by year of final maturity:

                                         September 30, 1996
                        ------------------------------------------------------
                          Gross      Net Weighted      Gross     Net Weighted
                        Receiving       Average       Paying        Average
      Year                Fixed      Interest Rate     Fixed     Interest Rate
      ----              ---------    -------------    ------     -------------
      1996              $  112.8          6.05%       $100.6          5.71%
      1997                 612.0          6.57         156.3          6.12
      1998                 249.4          6.97          10.0          6.80
      1999                 101.3          6.73            -             -
                        --------          ----        ------          ---
           Total        $1,075.5          6.63%       $266.9          5.99%
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
                          ======          ====        ======          ====

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)

                    -----------------------------------------

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

     The options are marked to market at each balance sheet date, based on the Company's estimated cost to settle the options. The estimated cost to settle the options, less any premium deferred by the Company, is recognized as a reduction to fiduciary investment income in the period when such changes in market value occur. The Company recognized a current liability of $0.5 million and $0.3 million, representing the estimated cost to settle these options at September 30, 1996 and December 31, 1995, respectively. The estimated cost to settle these agreements was determined by obtaining quotes from banks and other financial institutions which make a market in these instruments.

     At September 30, 1996 and December 31, 1995, the Company had the following written interest rate option agreements outstanding, by year of final maturity:

                                         September 30, 1996
                        ------------------------------------------------------
                          Gross      Net Weighted      Gross     Net Weighted
                        Receiving       Average       Paying        Average
      Year                Fixed      Interest Rate     Fixed     Interest Rate
      ----              ---------    -------------    ------     -------------
      1996                $  7.8         6.00%         $  -            - %
      1997                  55.6         6.17             -            -
      1998                  61.3         7.05             -            -
                          ------         ----          -----         ----
           Total          $124.7         6.59%         $  -            - %
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

       Alexander & Alexander Services Inc. and Subsidiaries (the Company)
                    PART I. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)
               Unaudited Notes to Financial Statements (continued)
                   (in millions, except per share information)

10.  Financial Instruments (continued)

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

                              As of September 30, 1996  As of December 31, 1995
                              ------------------------  -----------------------
                               Carrying     Estimated    Carrying     Estimated
                                Amount     Fair Value     Amount     Fair Value
                                ------     ----------     ------     ----------
   Long-term debt, including
     current portion            $150.1       $ 148.1      $135.6       $135.8
   Interest rate swaps and
     forward rate agreements                     2.2          -           5.1

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
        ----------------------------------------------------------------

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

     The Company's insurance services revenues are generally derived from commissions and fees and can be affected by pricing and seasonality. The Company's insurance broking revenues are generally impacted by overall available market capacity and premium rates charged by insurance companies. Insurance broking commissions and fee growth continue to be constrained, particularly in North America and the London-based specialist and reinsurance operations, due to soft pricing and excess market capacity and the resultant intense competition among insurance carriers and brokers for market share. These market conditions are evident in the risk management and insurance broking operations in the U.K., Continental Europe and in other parts of the world. Soft market conditions were prevalent in the first nine months of 1996 and are expected to continue in most insurance coverages throughout 1996 and 1997. In addition, an increasing number of companies are securing competitive bids for their insurance needs resulting in higher account turnover rates.

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

     In addition to commissions and fees, the Company derives revenues from investment income earned on fiduciary funds. Contributing to the decline in investment income is lower average interest rates during the first nine months of 1996 versus the same period in 1995. There is also pressure from insurance companies to shorten the time that fiduciary funds are held prior to remittance to carriers. The approximate four percent decline in investment income earned on fiduciary funds during the first nine months of 1996 compared to 1995 is anticipated to continue for the full year.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     OVERVIEW (continued)
     --------------------

     Over the past two years, the Company has invested significant resources in information technology to improve client service, increase productivity and lower administrative costs. The Company is also streamlining various aspects of account handling and easing administrative burdens on its sales and service teams.

     These efforts will produce further cost-reduction opportunities, particularly in the U.S. retail operations. The Company expects to report a fourth quarter 1996 charge associated with staff reductions and the consolidation of operations at certain locations.

     The Company is also reorganizing certain of its specialty market practices around a global focus within the Alexander Howden Group. This structure will take advantage of Howden's strength in these markets and aligns the Company's structure with client needs for specialized risk management expertise.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995
     ----------------------------------------------

     CONSOLIDATED RESULTS

     The Company reported net income of $13.1 million, or $0.14 per share on consolidated operating revenues of $317.9 million for the three months ended September 30, 1996. Fully diluted earnings per share for the quarter were also $0.14.

     For the same period of 1995, the Company reported net income of $17.5 million, or $0.25 per share on consolidated operating revenues of $299.7 million. Fully diluted earnings per share for the quarter were also $0.25.

     Operating Revenues

     Consolidated operating revenues for the third quarter of 1996 were $317.9 million compared to $299.7 million for the same period in 1995, an increase of $18.2 million or 6.1 percent. The increase was primarily due to acquisitions. Foreign exchange fluctuations had a nominal impact on quarter to quarter comparisons. Offsetting the favorable impact of acquisitions were the negative effects of a weak pricing environment in worldwide insurance markets.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ----------------------------------------------------------

     CONSOLIDATED RESULTS (continued)

     Commissions and Fees

     Total commissions and fees for the third quarter of 1996 were $301.6 million compared to $283.7 million for the same period in 1995, an increase of $17.9 million or 6.3 percent. The increase was primarily attributed to acquisition revenues of approximately $17 million.

     Fiduciary Investment Income

     Investment income earned on fiduciary funds for the third quarter of 1996 increased by $0.3 million, or 1.9 percent, versus 1995 levels primarily due to the impact of interest rate hedging performance in the U.K. and U.S., partially offset by lower average interest rates.

     Interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $1.3 million in the third quarter of 1996 and had no significant impact in the same period in 1995. For additional information relating to the Company's interest rate financial instruments, see Note 10 of Unaudited Notes to Financial Statements and Note 12 of Audited Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Operating Expenses

     Consolidated operating expenses for the third quarter of 1996 were $296.2 million compared to $272.1 million for the same period in 1995, an increase of $24.1 million or 8.9 percent. Excluding the impact of favorable foreign exchange fluctuations of $1.7 million, total operating expenses increased $25.8 million or 9.5 percent, primarily due to acquisitions.

     Salaries and Benefits

     Consolidated salaries and benefits for the third quarter of 1996 were $191.6 million compared to $175.4 million for the same period in 1995, an increase of $16.2 million or 9.2 percent. After adjusting for changes in foreign exchange rates, consolidated salaries and benefits increased by $16.5 million, or 9.4 percent, versus the comparable quarter in 1995. Acquisitions increased salaries and benefits by approximately $10 million.

     Partially offsetting this increase was the decline in headcount from approximately 11,600 at September 30, 1995 to approximately 11,300 at September 30, 1996, excluding an increase of approximately 700 people due to acquisitions in the fourth quarter of 1995 and first nine months of 1996. The headcount reductions were primarily effected in the U.S. operations.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ----------------------------------------------------------

     Other Operating Expenses

     Consolidated other operating expenses increased by $7.9 million, or 8.2 percent in the third quarter of 1996 compared to 1995. Excluding the favorable impact of changes in foreign currency rates and including hedging contract gains and losses, total other operating expenses increased $9.3 million, or 9.6 percent, for the comparable period, including approximately $5 million from acquisitions.

     Contributing to this increase were higher goodwill amortization and other expenses relating to the acquisitions, a $1.6 million charge associated with the Lloyd's reconstruction and renewal program and increased costs associated with the Company's ongoing investment in information technology. Partially offsetting this increase was a decrease in insurance costs primarily relating to the Company's professional indemnity programs.

     Other Income (Expenses)

     Investment Income

     Investment income earned on operating funds decreased in the third quarter of 1996 by $1.1 million, or 23.9 percent over the comparable period in 1995. The decrease was primarily due to a reduction in average investment balances and lower interest rates, particularly in the U.S.

     Interest Expense

     Interest expense decreased by $0.7 million, or 15.2 percent, in the third quarter of 1996 versus 1995. The decrease was primarily due to the Company's redemption and subsequent funding of the 11% convertible subordinated debentures with borrowings at more favorable rates under the long term credit facility. Partially offsetting the decrease was additional interest expense on the promissory note relating to the October 1995 purchase of JIB.

     Income Taxes

     The Company's effective tax rate for the third quarter was 40.1 percent in 1996 and 38.2 percent in 1995. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the nondeductibility of certain expenses, including entertainment and amortization of goodwill, in various jurisdictions in which the Company does business. Partially offsetting these factors was the favorable impact of foreign tax rates which were lower than the U.S. statutory rate.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ----------------------------------------------------------

     SEGMENT INFORMATION

     Insurance Services

     Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                             Three Months Ended September 30,
                                             --------------------------------
                                                     1996        1995
                                                    ------      ------
     Operating revenues:
       Risk management and insurance services
         broking                                    $182.1      $166.1
       Specialist insurance and reinsurance
         broking                                      67.6        66.2
       Fiduciary investment income                    16.3        15.9
                                                    ------      ------
           Total operating revenues                  266.0       248.2
     Operating expenses                              240.5       215.7
                                                    ------      ------
     Operating income                               $ 25.5      $ 32.5
                                                    ======      ======

     Risk Management and Insurance Services Broking Revenues

     Worldwide risk management and insurance services broking commissions and fees were $182.1 million, an increase of $16 million, or 9.6 percent, for the third quarter of 1996 versus 1995.

     The increase was primarily due to the effect of acquisition revenues, which approximated $17 million, and revenue gains in the Company's U.K., France, Netherlands and Latin American operations. Excluding acquisitions, revenues were significantly lower in the North American operations.

     Specialist Insurance and Reinsurance Broking Revenues

     Total third quarter 1996 broking commissions and fees for the specialist insurance and reinsurance broking operations increased $1.4 million, or 2.1 percent, versus 1995 levels. Changes in foreign exchange rates had a nominal effect on third quarter broking revenues. This increase was primarily due to revenue gains in the Latin American operations and in captive management services.

     Operating Expenses

     Operating expenses were $240.5 million for the third quarter of 1996, an increase of $24.8 million, or 11.5 percent, versus the comparable period in 1995. Excluding the impact of foreign exchange rate changes, including hedging contract gains of $1.6 million, operating expenses increased $26.4 million, or 12.2 percent on a comparable basis due mainly to an approximate $14 million impact from acquisitions. Additional increases resulted from higher salaries and benefits expenses, particularly in the U.K., and costs associated with the Company's ongoing investment in information technology, as well as the Lloyd's contribution.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ----------------------------------------------------------

     Human Resource Management Consulting

     Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

                                                    Three Months Ended
                                                       September 30,
                                                    -------------------
                                                      1996       1995
                                                    --------   --------
      Operating revenues:
        Commissions and fees                        $   51.9   $   51.4
        Fiduciary investment income                       -         0.1
                                                    --------   --------
           Total operating revenues                     51.9       51.5
      Operating expenses                                49.4       49.4
                                                    --------   --------
      Operating income                              $    2.5   $    2.1
                                                    ========   ========

     Human resource management consulting commissions and fees of $51.9 million increased by $0.5 million, or 1 percent, in the third quarter of 1996 compared to the same period in 1995. After adjusting for the impact of the transfer of a business unit to the U.S. risk management and insurance services operations, these revenues increased by $2.1 million, or 4.2 percent. This increase was primarily attributable to revenue gains in the U.S. and U.K. operations.

     Operating expenses were flat for the third quarter of 1996 compared to the same period in 1995. After adjusting for the effect of changes in foreign exchange rates and the transfer of a business unit, operating expenses increased by $2 million or 4.2 percent. This increase was primarily attributed to the U.S. operations and the 1996 acquisitions of two small operations in Australia and Sweden.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995
     ---------------------------------------------

     CONSOLIDATED RESULTS

     The Company reported net income of $47.7 million, or $0.62 per share on consolidated operating revenues of $967.4 million for the nine months ended September 30, 1996. Fully diluted earnings per share for the nine months ended September 30, 1996 were also $0.62.

     For the nine months ended September 30, 1995, the Company reported net income of $81.9 million, or $1.42 per share, on consolidated operating revenues of $952 million. Fully diluted earnings per share for the nine months ended September 30, 1995 were $1.33. Included in the 1995 results is an after-tax gain of $19.8 million, or $0.44 per share, from the sale of Alexsis, the Company's U.S.-based third party claims administration operation.

     Operating Revenues

     Consolidated operating revenues were $967.4 million for the first nine months of 1996, an increase of $15.4 million, or 1.6 percent, from the corresponding period in 1995. Revenue comparisons were impacted by both foreign currency fluctuations and the effect of dispositions. After adjusting for the effect of these items, total revenues increased $33.3 million, or 3.5 percent, primarily due to acquisitions partially offset by the effect of lower premium rates.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ---------------------------------------------------------

     CONSOLIDATED RESULTS (continued)

     Commissions and Fees

     Total commissions and fees were $920.6 million for the first nine months of 1996, an increase of $17.2 million, or 1.9 percent, compared to the same period in 1995. After adjusting for the negative impact of foreign exchange rates and the impact of operations sold in 1995, total commissions and fees increased by $34.5 million, or 3.9 percent. This increase was due primarily to the addition of approximately $44 million from acquisitions offset by the impact of soft market conditions, primarily in the U.S.

     Fiduciary Investment Income

     Investment income earned on fiduciary funds for the first nine months of 1996 decreased by $1.8 million, or 3.7 percent, versus 1995 levels primarily due to lower average investment levels, particularly in the U.K. and lower worldwide short term interest rates, particularly in the U.K. and Canada. Partially offsetting this decrease was improved interest rate hedging performance in the U.K. and U.S.

     Interest rate swap and forward rate agreements and interest rate options increased the Company's fiduciary investment income by $3 million in the first nine months of 1996 and $0.9 million in the same period in 1995. For additional information relating to the Company's interest rate financial instruments, see Note 10 of Unaudited Notes to Financial Statements and
     Note 12 of Audited Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Operating Expenses

     Consolidated operating expenses were $879.1 million for the first nine months of 1996, an increase of $35.6 million or 4.2 percent, versus the comparable first nine months of 1995. After adjusting for the $8.2 million favorable effect of changes in foreign currency rates, including hedging contract gains and losses, and the impact of operations sold in 1995, operating expenses increased by $51.6 million, or 6.2 percent. The increase was primarily attributed to acquisitions which increased operating expenses by approximately $41 million.

     Salaries and Benefits

     Consolidated salaries and benefits increased by $22.7 million, or 4.2 percent in the first nine months of 1996 versus the same period in 1995. Excluding the $4.2 million favorable effect of changes in foreign exchange rates and the 1995 dispositions, total salaries and benefits increased $31.5 million, or 5.8 percent, versus 1995 levels. This increase was primarily due to the impact of acquisitions of approximately $27 million.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ---------------------------------------------------------

     Other Operating Expenses

     Consolidated other operating expenses increased by $12.9 million, or 4.3 percent, in the first nine months of 1996 compared to 1995. Excluding the favorable impact of changes in foreign exchange rates, including hedging contracts gains and losses, and operations sold in 1995, other operating expenses increased $20.1 million, or 6.8 percent, in 1996 versus 1995.

     This increase was attributed to the effect of acquisitions, which increased expenses approximately $14 million, increased travel expenses primarily relating to acquisition activity and globalization of businesses and additional costs associated with the Company's ongoing investment in information and technology. Partially offsetting this increase was a decrease in insurance costs primarily relating to the Company's professional indemnity programs.

     Other Income (Expenses)

     Investment Income

     Investment income earned on operating funds decreased for the first nine months of 1996 by $3.3 million, or 23.7 percent. The decrease was primarily attributable to lower interest rates and a reduction in the average investment balances.

     Interest Expense

     Interest expense decreased by $2.3 million, or 16.3 percent, in the first nine months of 1996 versus 1995. The decrease was primarily due to the Company's redemption and subsequent funding of the 11% convertible subordinated debentures with borrowings at more favorable rates under the long term credit facility. Partially offsetting the decrease was additional interest expense on the promissory note relating to the purchase of JIB.

     Other

     Other non-operating income (expenses) consists of the following:

                                         Nine Months Ended September 30,
                                                 1996       1995
     Gains on sales of businesses                $  -       $30.4
     Other                                         0.6        3.6
                                                 -----      -----
                                                 $ 0.6      $34.0
                                                 =====      =====

     Other non-operating income (expense) decreased $33.4 million for the first nine months of 1996 compared to 1995. The 1995 results included the pre-tax gain on the sale of Alexsis, Inc., the Company's U.S.-based third party claims administrator, totaling $28.7 million ($19.8 million after-tax or $0.44 per share). In addition, the 1995 results included gains resulting from the sale of two small operations and a U.K. merchant bank, totaling $1.4 million and $0.3 million, respectively.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ---------------------------------------------------------

     Other Income (Expenses) (continued)

     Income Taxes

     The Company's effective tax rate for the first nine months of the year was
     39.9 percent in 1996 and 38.4 percent in 1995. The effective tax rates were higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the nondeductibility of certain expenses, including entertainment and amortization of goodwill, in the various jurisdictions in which the Company does business. Partially offsetting these factors in the first nine months of both 1996 and 1995 was the favorable impact of foreign tax rates which were lower than the U.S. statutory rate. In the first nine months of 1995 the rate was also favorably affected by the amount of gain recognized for tax purposes on the sale of Alexsis.

     As discussed in Note 3 of Unaudited Notes to Financial Statements, the Internal Revenue Service withdrew a previously proposed adjustment to the Company's 1991 taxable income with respect to certain intercompany transactions involving the stock of a United Kingdom subsidiary.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ---------------------------------------------------------

     Other Income (Expenses) (continued)

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

     On July 1, 1994, the Company entered into a finite risk contract with a reinsurance company, providing protection primarily for exposures relating to Orion, Syndicate 701 and Swann & Everett. The contract provided for a payment by the Company of $80 million, $50 million of which was borrowed from the reinsurance company, and for payment by the Company of the first $73 million of paid claims. The contract entitles the Company to recover paid claims in excess of the Company's $73 million retention. At September 30, 1996, the recoveries were limited to $120.8 million, which includes the Company's payment of $80 million. In addition, commencing December 31, 1996, depending on the timing and amount of paid loss recoveries under the contract, the Company may be entitled to receive a payment from the reinsurance company in excess of the amounts recovered for paid losses if the contract is terminated. The contract is accounted for under the deposit method of accounting and the accounting requirements for discontinued operations.

     While the insurance liabilities represent the Company's best estimate of the probable liabilities within a range of independent actuarial estimates of reasonably probable loss amounts, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation processes and other matters described above. Based on independent actuarial estimates of a range of reasonably possible loss amounts, liabilities could exceed recorded amounts by approximately $165 million. However, in the event of such adverse developments, based on the independent actuarial estimate of pay out patterns, up to approximately $125 million of this excess would be recoverable under the finite risk contracts.

     The Company believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover its exposures.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ---------------------------------------------------------

     SEGMENT INFORMATION

     Insurance Services

     Operating results for the Insurance Services segment of the Company's operations are summarized below:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     1996      1995
                                                    ------    ------
     Operating revenues:
       Risk management and insurance services
         broking                                    $562.4    $542.1
       Specialist insurance and reinsurance
         broking                                     203.5     205.7
       Fiduciary investment income                    46.7      48.3
                                                    ------    ------
           Total operating revenues                  812.6     796.1
     Operating expenses                              715.1     672.4
                                                    ------    ------
     Operating income                               $ 97.5    $123.7
                                                    ======    ======

     Risk Management and Insurance Services Broking Revenues

     Worldwide risk management and insurance services broking commissions and fees increased $20.3 million, or 3.7 percent, for the first nine months of 1996 compared to 1995. After adjusting for the unfavorable foreign exchange rate variance of $3.2 million and the impact of operations sold in 1995, commissions and fees increased $35 million, or 6.6 percent.

     This increase was due to an approximate increase of $43 million for acquisitions and revenue gains in the U.K. operations. Offsetting these increases were lower revenues due to severe pricing and competitive pressures, particularly in the North American operations.

     Specialist Insurance and Reinsurance Broking Revenues

     For the first nine months of 1996 total broking commissions and fees for the specialist insurance and reinsurance broking operations decreased $2.2 million, or 1.1 percent, versus 1995 levels. Changes in foreign exchange rates decreased 1996 broking revenues by $1.7 million. After adjusting for the effect of foreign exchange rates, commissions and fees decreased $0.5 million, or 0.2 percent. Decreased revenues of $2.5 million in the Company's U.K. operations were partially offset by a $1.1 million and $0.9 million increase in the international and U.S. operations, respectively. The U.K. operations decrease resulted from unfavorable market conditions resulting in premium rate reductions on most classes of business.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. 1995 (continued)
     ---------------------------------------------------------

     Operating Expenses

     Worldwide risk management and insurance services operating expenses for the first nine months of 1996 increased $37.7 million, or 7.5 percent, versus the same period in 1995. After adjusting for foreign exchange rate changes, including hedging contracts gains and losses, and the 1995 dispositions, total operating expenses increased $49 million, or 9.9 percent, primarily due to acquisitions which increased expenses approximately $40 million. Additionally, increases were reported in the Latin American and Asia/Pacific operations of $2.6 million and $3.1 million, respectively. The increase in Latin America was primarily due to increased staff costs in Mexico and Brazil. The Asia/Pacific variance included the impact of inflation and higher costs related to the expansion of operations.

     For the first nine months of 1996 operating expenses for the specialist and reinsurance broking operations increased $5 million, or 2.9 percent, versus 1995. Foreign exchange rate variances, including hedging gains and losses, favorably impacted expenses by $3.9 million in 1996. After adjusting for foreign exchange rate variances, total operating expenses increased $8.9 million, or 5.2 percent. Contributing to the 1996 increase were the international operations, primarily due to increased staff costs, and the U.K. operations, primarily due to the charge associated with the Lloyd's reconstruction and renewal program.

     Human Resource Management Consulting

     Operating results for the Human Resource Management Consulting segment of the Company's operations are summarized below:

                                                     For the Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                       1996             1995
                                                     --------         --------
      Operating revenues:
        Commissions and fees                         $  154.7         $ 155.6
        Fiduciary investment income                       0.1             0.3
                                                     --------         -------
          Total operating revenues                      154.8           155.9
      Operating expenses                                145.7           149.7
                                                     --------         -------
      Operating income                               $    9.1         $   6.2
                                                     ========         =======

     Human resource management consulting commissions and fees decreased by $0.9 million, or 0.6 percent, in the first nine months of 1996 compared to 1995. Excluding the impact of changes in foreign exchange rates and the impact of the transfer of a business unit to the U.S. risk management and insurance services operations, commissions and fees increased $5 million, or 3.3 percent. The increased revenues were spread throughout geographic regions with $2.2 million, $1.9 million and $0.9 million in the U.K., U.S. and other international operations, respectively.

     Operating expenses decreased by $4 million, or 2.7 percent, for the first nine months of 1996 compared to 1995. After adjusting for the effect of changes in foreign exchange rates and the transfer of a business unit, operating expenses increased $2.6 million or 1.8 percent. This increase was primarily attributed to the 1996 acquisitions of two small operations in Australia and Sweden.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)
        ----------------------------------------------------------------

                    PART I. FINANCIAL INFORMATION (continued)
                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At September 30, 1996, the Company's operating cash and cash equivalents totaled $232 million, a $9.2 million decrease compared to the 1995 year-end balance. In addition, the Company had $42.5 million of operating funds invested in short-term and long-term investments at September 30, 1996, a $0.3 million increase compared to December 31, 1995.

     Operating Activities

     The Company's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, and gains on sales of business. The net cash flows relating to discontinued operations and changes in working capital balances are also included. In the first nine months of 1996, the Company's operating activities provided $28.5 million of operating funds.

     The Company paid approximately $72 million for the 1995 performance year and $50 million for the 1994 performance year of incentives in the first nine months of 1996 and 1995, respectively. Generally, these payments are made in the first quarter of the year for prior year performance.

     Investing Activities

     The Company's net capital expenditures for property and equipment were $18.6 million and $15.1 million during the nine months ended September 30, 1996 and 1995, respectively. These expenditures increased primarily as a result of the Company's worldwide investment in technology, particularly in the U.S. and Asia/Pacific region, coupled with leasehold improvements in the U.S. due to the consolidation of real estate space.

     In the first nine months of 1996, the Company acquired or invested in several brokerage and consulting operations, primarily in the Asia/Pacific region, for combined purchase prices approximating $27.5 million. The Company paid a total of $21.9 million at closing for these acquisitions.

     Financing Activities

     In August 1996, the Company obtained two short-term bank loans totaling $7 million. The proceeds from these loans were used to reduce the amount outstanding under the long-term revolving credit agreement by $10 million.

     On June 11, 1996 in accordance with the terms of the 1995 Jardine purchase agreement, the Company reduced the remaining $8.1 million note payable due in October 1996 to $6 million.

     In May 1996, the Company issued a $2.7 million, 9 percent two year note, relating to an acquisition in the Asia/Pacific region. (See Note 2 of the Unaudited Notes to Financial Statements).

     In April 1996, the Company announced a stock repurchase program which allows for the repurchase of up to two million shares of the Company's common stock that will be used to fund the Company's equity based compensation and employee benefit plans. At September 30, 1996, no shares had been repurchased under this program.

     During the first quarter of 1996, the Company borrowed $30 million under its long-term revolving credit agreement.

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES (continued)
     -------------------------------------------

     Other

     The Company's accumulated translation adjustment balance for its Mexican operations reflected an unrealized loss of $8 million at September 30, 1996. The Company expects to maintain its strategic investment in Mexico for the long term and further anticipates that its Mexican operation will remain profitable. Accordingly, the Company does not consider its investment in Mexico to be impaired.

     During the first nine months of 1996, the Accumulated Translation Adjustments, which represent the cumulative effect of translating the Company's international operations to U.S. dollars, positively impacted total Stockholders' Equity by $4.8 million. The increase reflects the strengthening of the U.K. pound against the U.S. dollar.

     At September 30, 1996, the Company had an accumulated deficit of $203.1 million. The Company's current financial position satisfies Maryland law requirements for the payment of dividends. At September 30, 1996, the current maximum amount of unrestricted funds the Company has available to pay Common Stock dividends under Maryland law equaled approximately $347.5 million. The Board of Directors will continue to take into consideration the Company's financial performance and projections, as well as the provisions of the AIG Agreement pertaining to dividends described in Note 9 of Unaudited Notes to Financial Statements, in connection with future decisions with respect to dividend declarations. In addition, no dividends may be declared or paid on the Company's Common Stock unless an equivalent amount per share is declared and paid on the dividend-paying shares associated with the Class A and Class C Common Stock.

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     INFORMATION CONERNING FORWARD-LOOKING STATEMENTS (continued)
     ------------------------------------------------------------

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

        Alexander & Alexander Services Inc. & Subsidiaries (the Company)

                    -----------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)
        ----------------------------------------------------------------

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS (continued)
     -------------------------------------------------------------

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

               Alexander & Alexander Services Inc. & Subsidiaries

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings

     Reference is made to Part I, Note 9 of the Unaudited Notes to Financial Statements and to MD&A hereof as to the Company's discussion of the Mutual Fire litigation and related contingencies which is incorporated herein by reference in its entirety.

               Alexander & Alexander Services Inc. & Subsidiaries

                     --------------------------------------

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit No.        Item
        -----------        ----

           11.0        Statement Re: Computation of per Common Share
                            Earnings

           27.0        Financial Data Schedule

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 1996.


                         ALEXANDER & ALEXANDER SERVICES INC.
                         -----------------------------------
                               (Registrant)


                         BY:/s/ Richard P. Sneeder, Jr.       November 12, 1996
                            ---------------------------------------------------
                                Richard P. Sneeder, Jr.       Date
                                Vice President & Controller

                       ALEXANDER & ALEXANDER SERVICES INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1996

                                INDEX TO EXHIBITS

Certain exhibits to this Report on Form 10-Q have been incorporated by reference. For a list of these Exhibits see Item 6 hereof. The following exhibits are being filed herewith:


Exhibit                                                                 Page No.
-------                                                                 --------

11.0      Statement Re:  Computation of per Common Share
          Earnings                                                         41

27.0      Financial Data Schedule                                          42